Form 10-Q
period 2022-09-30
Biohaven Ltd.
filed 2022-11-09
CIK 1935979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-41477
Biohaven Ltd.
(Exact Name of Registrant as Specified in its Charter)

British Virgin Islands	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Biohaven Pharmaceuticals, Inc.
215 Church Street, New Haven, Connecticut	06510
(Address of principal executive offices)	(Zip Code)
(203) 404-0410
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, no par value	BHVN	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2022, the registrant had 68,160,979 common shares, without par value per share, outstanding.
2

Form 10-Q Table of Contents
Part I.     Financial Information

Item 1.    Condensed Combined Financial Statements (Unaudited)

Index to Condensed Combined Financial Statements
BIOHAVEN LTD.
CONDENSED COMBINED BALANCE SHEETS
(Amounts in thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$50,668	$76,057
Prepaid expenses	17,910	6,734
Other current assets	11,972	12,032
Total current assets	80,550	94,823
Property and equipment, net	17,423	13,010
Intangible assets	18,400	18,400
Goodwill	1,390	1,390
Other non-current assets	17,883	14,438
Total assets	$135,646	$142,061
Liabilities and Equity
Current liabilities:
Accounts payable	$4,731	$4,775
Accrued expenses and other current liabilities	23,704	37,160
Total current liabilities	28,435	41,935
Other non-current liabilities	6,995	5,435
Total liabilities	35,430	47,370
Commitments and contingencies (Note 7)
Contingently redeemable non-controlling interests	—	60,000
Equity:
Net investment from Former Parent	100,216	34,691
Total equity	100,216	34,691
Total liabilities and equity	$135,646	$142,061
The accompanying notes are an integral part of these condensed combined financial statements.

Index to Condensed Combined Financial Statements
BIOHAVEN LTD.
CONDENSED COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$52,845	$46,973	$300,028	$139,668
General and administrative	14,792	8,519	54,492	28,349
Total operating expenses	67,637	55,492	354,520	168,017
Loss from operations	(67,637)	(55,492)	(354,520)	(168,017)
Other income (expense):
Gain from equity method investment	—	—	—	5,261
Other expense, net	—	(5)	(71)	(245)
Total other (expense) income, net	—	(5)	(71)	5,016
Loss before provision (benefit) for income taxes	(67,637)	(55,497)	(354,591)	(163,001)
Provision (benefit) for income taxes	1,216	(1,132)	14,581	(1,091)
Net loss and comprehensive loss attributable to common shareholders of Biohaven Ltd.	$(68,853)	$(54,365)	$(369,172)	$(161,910)
Net loss per share attributable to common shareholders of Biohaven Ltd. — basic and diluted	$(1.75)	$(1.38)	$(9.38)	$(4.11)
Common shares outstanding—basic and diluted	39,368,042	39,368,042	39,368,042	39,368,042

The accompanying notes are an integral part of these condensed combined financial statements.

Index to Condensed Combined Financial Statements
BIOHAVEN LTD.
CONDENSED COMBINED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

Net Investment From Former Parent
Balance as of December 31, 2021	$34,691
Net loss	(97,032)
Net transfers from Former Parent	108,440
Balance as of March 31, 2022	46,099
Net loss	(203,287)
Net transfers from Former Parent	182,186
Balance as of June 30, 2022	24,998
Net loss	(68,853)
Net transfers from Former Parent	144,071
Balance as of September 30, 2022	$100,216

Net Investment From Former Parent
Balance as of December 31, 2020	$16,781
Net loss	(62,122)
Net transfers from Former Parent	93,214
Balance as of March 31, 2021	47,873
Net loss	(45,423)
Net transfers from Former Parent	39,682
Balance as of June 30, 2021	42,132
Net loss	(54,365)
Net transfers from Former Parent	333,743
Balance as of September 30, 2021	$321,510
The accompanying notes are an integral part of these condensed combined financial statements.

Index to Condensed Combined Financial Statements
BIOHAVEN LTD.
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(369,172)	$(161,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	77,927	52,671
Acquisition of IPR&D asset	93,747	—
Depreciation and amortization	1,042	708
Issuance of Former Parent common shares as payment for license and consulting agreements	1,779	7,929
Gain from equity method investment	—	(5,261)
Other non-cash items	—	(1,950)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11,367)	(10,888)
Other non-current assets	(4,299)	(139)
Accounts payable	(44)	3,505
Accrued expenses and other current liabilities	(13,456)	845
Other non-current liabilities	1,561	1,706
Net cash used in operating activities	(222,282)	(112,784)
Cash flows from investing activities:
Purchases of property and equipment	(5,774)	(737)
Payment for IPR&D asset acquisition	(35,000)	—
Cash acquired in business acquisition	—	1,882
Net cash (used in) provided by investing activities	(40,774)	1,145
Cash flows from financing activities:
Net transfers from Former Parent	237,417	390,437
Other	—	395
Net cash provided by financing activities	237,417	390,832
Net (decrease) increase in cash and restricted cash	(25,639)	279,193
Cash and restricted cash at beginning of period	77,057	83,506
Cash and restricted cash at end of period	$51,418	$362,699
The accompanying notes are an integral part of these condensed combined financial statements.

Index to Condensed Combined Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.   Nature of the Business and Basis of Presentation
Biohaven Ltd. (“we,” “us," "our," "Biohaven" or the “Company”) was incorporated in Tortola, British Virgin Islands in May 2022. We are a global clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of life-changing therapies for people with debilitating neurological and neuropsychiatric diseases, including rare disorders. The Company is advancing a pipeline of therapies with target indications, including epilepsy, mood disorders, Obsessive-Compulsive Disorder (“OCD”), Spinal Muscular Atrophy (“SMA”) and pain disorders. Our neuroscience portfolio includes a broad pipeline of drug candidates modulating distinct nervous system targets, including Kv7 ion channels (“Kv7”), glutamate receptors, myostatin, and Transient Receptor Potential (“TRP”) channels.
Separation from Biohaven Pharmaceutical Holding Company Ltd.
On May 9, 2022, Biohaven Pharmaceutical Holding Company Ltd. (the "Former Parent"), Pfizer Inc. (“Pfizer”) and a wholly owned subsidiary of Pfizer (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which provided for the acquisition by Pfizer of the Former Parent through the merger of Merger Sub with and into the Former Parent (the “Merger”). In connection with the Merger Agreement, the Former Parent and Biohaven Ltd. entered into a Separation and Distribution Agreement, dated as of May 9, 2022 (the “Distribution Agreement”). In connection with the Distribution Agreement, the Board of Directors of the Former Parent approved and directed the Former Parent’s management to effect the Spin-Off of the business, operations, and activities that are not the CGRP Business (as defined below), including the Kv7 ion channel activators, glutamate modulation, MPO inhibition and myostatin inhibition platforms, preclinical product candidates, and certain corporate infrastructure currently owned by the Former Parent.
To implement the Spin-Off, the Former Parent transferred the related license agreements, intellectual property and corporate infrastructure, including certain non-commercial employee agreements, share based awards and other corporate agreements (the "Business") to Biohaven Ltd., through a series of internal restructuring transactions. Descriptions of historical business activities in these Notes to Condensed Combined Financial Statements are presented as if these transfers had already occurred, and the Former Parent’s activities related to such assets and liabilities had been performed by the Company.
On October 3, 2022, the Former Parent completed the distribution (the “Distribution”) to holders of its common shares of all of the outstanding common shares of Biohaven Ltd. and the spin-off of Biohaven from the Former Parent (the “Spin-Off”) described in Biohaven’s Information Statement (the “Information Statement”) attached as Exhibit 99.1 to Biohaven’s Registration Statement on Form 10, as amended (Reg. No. 001-41477), which was declared effective by the Securities and Exchange Commission ("SEC") on September 22, 2022 (the “Form 10”). Each holder of Former Parent common shares received one common share of Biohaven for every two Former Parent common shares held of record as of the close of business, New York City time, on September 26, 2022. In the Distribution, an aggregate of 35,832,557 Biohaven common shares were issued. As a result of the Distribution, Biohaven Ltd. became an independent, publicly traded company.
The Spin-Off generally resulted in (a) the Company directly or indirectly owning, assuming, or retaining certain assets and liabilities of the Former Parent and its subsidiaries related to the Former Parent’s pipeline assets and businesses and (b) the Former Parent directly or indirectly owning, assuming, or retaining all other assets and liabilities, including those associated with the Former Parent’s platform for the research, development, manufacture and commercialization of calcitonin gene-related receptor antagonists, including rimegepant, zavegepant and the Heptares Therapeutics Limited preclinical CGRP portfolio and related assets (the “CGRP Business”).
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts may require additional capital, additional personnel and infrastructure, and further regulatory and other capabilities. Even if the Company’s product development efforts are successful,

Index to Condensed Combined Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

it is uncertain when, if ever, the Company will realize significant revenue from product sales.
Upon formation and through September 30, 2022, Biohaven Ltd. had 100 common shares of no par value outstanding.
Basis of Presentation
The accompanying condensed combined financial statements present, on a historical basis, the combined assets, liabilities, expenses and cash flows directly attributable to the Business, which have been prepared from the Former Parent’s consolidated financial statements and accounting records, and are presented on a stand-alone basis as if the operations had been conducted independently from the Former Parent. Historically, separate financial statements have not been prepared for the Company and it had not operated as a standalone business from the Former Parent during the periods covered by the condensed combined financial statements.
The condensed combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
The condensed combined financial statements of operations and comprehensive loss include all costs directly related to the Business, including costs for facilities, functions and services utilized by the Company. The condensed combined statements of operations and comprehensive loss also include allocations for various expenses related to the Former Parent’s corporate functions, including research and development, human resources, information technology, facilities, tax, shared services, accounting, finance and legal. These expenses were allocated on the basis of direct usage or benefit when specifically identifiable, with the remainder allocated on a proportional cost allocation method primarily based on employee labor hours or direct expenses. Management believes the assumptions underlying the condensed combined financial statements, including the expense methodology and resulting allocation, are reasonable for all periods presented. However, the allocations may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a standalone company during the periods presented. It is not practicable to estimate actual costs that would have been incurred had the Company been a standalone company and operated as an unaffiliated entity during the periods presented. Actual costs that might have been incurred had the Company been a standalone company would depend on a number of factors, including the chosen organizational structure, what corporate functions the Company might have performed directly or outsourced and strategic decisions the Company might have made in areas such as executive management, legal and other professional services, and certain corporate overhead functions.
The income tax amounts in the condensed combined financial statements have been calculated on a separate return method and are presented as if the Company’s operations were separate taxpayers in the respective jurisdiction. Therefore, tax expense, cash tax payments, and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the Distribution.
On October 3, 2022, the Company entered into several agreements with the Former Parent in connection with the Spin-Off, including a Transition Services Agreement, a United States Distribution Services Agreement and Outsourcing & Employee Transfer Agreements. For additional information regarding these agreements, see Note 10, Subsequent Events.
The Company expects to continue to incur certain costs to establish itself as a standalone public company, as well as ongoing additional costs associated with operating as an independent, publicly traded company.
The condensed combined balance sheets include assets and liabilities that have been determined to be specifically identifiable or otherwise attributable to the Company, including certain assets that were historically held at the corporate level in the Former Parent. All intracompany transactions within the Company have been eliminated. All intercompany transactions between the Company and the Former Parent are considered to be effectively settled in the condensed combined financial statements at the time the transactions are recorded. The total net effect of these intercompany transactions considered to be settled is reflected in the condensed combined statement of cash flows within financing activities and in the condensed combined balance sheets as “Net investment from Former Parent.” See Note 9, Related Party Transactions for additional information regarding related party transactions.
Our equity balance in these condensed combined financial statements represents the excess of total assets over liabilities. Net investment from Former Parent is primarily impacted by contributions from

Index to Condensed Combined Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
1.   Nature of the Business and Basis of Presentation (Continued)
Parent, which are the result of net funding provided by or distributed to Parent.
Cash on the condensed combined balance sheets represents cash balances from the standalone entities established to operate the Business and that were contributed to the Company in connection with the Spin-Off. As of September 30, 2022, the Company was a co-obligor, jointly and severally with the Former Parent on its third-party long-term debt obligations with Sixth Street Specialty Lending, Inc. The Former Parent’s third-party long-term debt and related interest expense are not reflected in the condensed combined financial statements because the Company had not agreed to pay a specified amount of the borrowings on the basis of its arrangement with the Former Parent, nor was the Company expected to pay any portion of the Former Parent’s third-party debt, and the borrowings are not specifically identifiable to the Company. On October 3, 2022, an affiliate of Pfizer, on behalf of the Former Parent, repaid in full all of the indebtedness and other obligations and liabilities owed by the Former Parent, including prepayment penalties. In connection with the termination and repayment in full of the indebtedness and other obligations and liabilities under the Sixth Street Financing Agreement, all related liens and security interests granted by or arising under the Sixth Street Financing Agreement were automatically released and discharged. See Note 7, Commitments and Contingencies for additional information regarding debt.
Going Concern
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed combined financial statements are issued.
Through November 9, 2022, the Company has funded its operations primarily with proceeds from Biohaven Pharmaceutical Holding Co. Ltd., its Former Parent, its recent public offering as discussed in Note 10, Subsequent Events, and the cash contribution received from the Former Parent at the Distribution as discussed below. The Company has incurred recurring losses since its inception and expects to continue to generate operating losses for the foreseeable future.
Pursuant to the Distribution Agreement, immediately prior to the Distribution, the Former Parent made a cash contribution to the Company which resulted in a cash balance of approximately $257,799 as of October 3, 2022. Additionally, on October 25, 2022, the Company completed a public offering of its common shares which resulted in net proceeds to the Company of approximately $282,763. See Note 10, Subsequent Events, for further detail on the public offering. Accordingly, as of the date of issuance of these condensed combined financial statements, the Company expects its existing cash will be sufficient to fund operating expenses, financial commitments and other cash requirements for at least one year after the issuance date of these financial statements. The Company’s future viability will be dependent on its ability to raise additional capital to finance its operations.
To execute its business plans, the Company will require funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales or royalties, if ever, it expects to finance its operations through the sale of public or private equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.
2.   Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed combined financial statements for the three and nine months ended September 30, 2022 and 2021 are consistent with those discussed in Note 2 to the combined financial statements for the year ended December 31, 2021 included in Exhibit 99.1 to the Form 10. Updates to our accounting policies, including impacts from the adoption of new accounting standards, are discussed below in this Note 2.
Unaudited Interim Condensed Combined Financial Information
The accompanying unaudited condensed combined financial statements have been prepared in accordance with accounting principles generally accepted in the

Index to Condensed Combined Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

United States of America for interim financial information. The accompanying unaudited condensed combined financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete combined financial statements. The accompanying year-end condensed combined balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed combined financial statements have been prepared on the same basis as the audited annual combined financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022 and the results of its operations for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods or any future year or period.  The financial information included herein should be read in conjunction with the combined financial statements for the year ended December 31, 2021 included in Exhibit 99.1 to the Form 10.
Use of Estimates
The preparation of condensed combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed combined financial statements include, but are not limited to, the valuation of intangible assets, determining the allocations of costs and expenses from the Former Parent and the accrual for research and development expenses. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
Acquired In-Process Research and Development
In-process research and development ("IPR&D") that the Company acquires in conjunction with the acquisition of a business represents the fair value assigned to incomplete research projects which, at the time of acquisition, have not reached technological feasibility. The amounts are capitalized and accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, the asset is classified as a definite-lived intangible and the Company will make a determination as to the then-useful life of the intangible asset, generally determined by the period in which the substantial majority of the cash flows are expected to be generated, and begin amortization.
The Company evaluates IPR&D for impairment at least annually, or more frequently if impairment indicators exist, by performing a quantitative test that compares the fair value of the IPR&D intangible asset with its carrying value. If the fair value is less than the carrying amount, an impairment loss is recognized in operating results.
If we acquire an asset or group of assets that do not meet the definition of a business under applicable accounting standards, the acquired IPR&D is expensed on its acquisition date, unless it has an alternative future use. Future costs to develop these assets are recorded to research and development expense as they are incurred.
Net Loss Per Share
Net loss per share was calculated based on the 39,368,042 shares of the Company's common stock distributed to the Former Parent's shareholders at the time of the Distribution, including common shares issued in connection with Former Parent stock options that were exercised on October 3, 2022 and common shares issued in connection with Former Parent restricted stock units that vested on October 3, 2022. The same number of shares is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Spin-Off.
Recently Adopted Accounting Pronouncements
Effective January 1, 2022 the Company adopted ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain

Index to Condensed Combined Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force), which provides guidance on modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of another topic. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument, and provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 also provides guidance on the recognition of the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. The guidance has been applied prospectively and did not have a material effect on the combined financial statements of the Company.
Recently Issued Accounting Pronouncements
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The ASU also introduced new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in ASU 2022-03 are effective for fiscal years beginning after December 15, 2023. The Company does not expect ASU No. 2022-03 to have a material effect on its combined financial statements.
3. Balance Sheet Components
Restricted Cash
Restricted cash primarily consists of collateral held by a bank for a letter of credit (“LOC”) issued in connection with the leased office space in Yardley, Pennsylvania. See Note 7 “Commitments and Contingencies” for additional information on the real estate lease. The following represents a reconciliation of cash in the condensed combined balance sheets to total cash and restricted cash as of September 30, 2022 and
September 30, 2021, respectively, in the condensed combined statements of cash flows:

	As of September 30, 2022	As of September 30, 2021
Cash	$50,668	$361,699
Restricted cash (included in other current assets)	—	250
Restricted cash (included in other assets)	750	750
Cash and restricted cash in the statements of cash flows	$51,418	$362,699

Other Current Assets
Other current assets consisted of the following:

	As of September 30, 2022	As of December 31, 2021
Accrued income tax receivable	$11,340	$9,911
Other	632	2,121
Other current assets	$11,972	$12,032
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of September 30, 2022	As of December 31, 2021
Building and land	$12,297	$12,297
Computer hardware and software	1,200	1,200
Office and lab equipment	3,289	1,653
Furniture and fixtures	1,202	1,202
	$17,988	$16,352
Accumulated depreciation	(4,703)	(3,342)
	13,285	13,010
Equipment not yet in service	4,138	—
Property and equipment, net	$17,423	$13,010
Depreciation expense was $230 and $718 for the three and nine months ended September 30, 2022, respectively, and $172 and $501 for the three and nine months ended September 30, 2021, respectively.
As of both September 30, 2022 and December 31, 2021, computer software costs included in property and

Index to Condensed Combined Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3. Balance Sheet Components (Continued)
equipment were $760, net of accumulated amortization of $401 and $211, respectively. Depreciation and amortization expense for capitalized computer software costs were not material for the three and nine months ended September 30, 2022 or 2021.
Equipment not yet in service primarily consisted of lab equipment that had not been placed into service as of September 30, 2022.
Other Non-current Assets
Other non-current assets consisted of the following:

	As of September 30, 2022	As of December 31, 2021
Series A-2 Preferred Stock Investment	$10,000	$6,000
Operating lease right-of-use assets	6,915	5,222
Other	968	3,216
Other non-current assets	$17,883	$14,438
In December 2020, the Company entered into a Series A-2 Preferred Stock Purchase Agreement with Artizan Biosciences Inc. (“Artizan”). Under the agreement, the Company paid Artizan 61,494 shares of the Former Parent’s common shares valued at $6,000, which were issued in January 2021. In exchange, the Company acquired 34,472,031 shares of series A-2 preferred stock of Artizan. In June 2022, the Company entered into an Amendment to the Series A-2 Preferred Stock Purchase Agreement with Artizan. Under the Amendment, the Company made a cash payment of $4,000 in exchange for 22,975,301 additional shares of series A-2 preferred stock of Artizan. The Company determined that it was not practical to estimate the fair value of this investment as it represents Series A-2 Preferred Stock of an unlisted company. On a routine basis the Company will determine if additional preferred shares of the unlisted company have been issued and will adjust the carrying value of its Series A-2 Preferred Stock investment accordingly. See Note 6 “License
Agreements” for additional details on the Artizan Agreement.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of September 30, 2022	As of December 31, 2021
Accrued employee compensation and benefits	$7,538	$9,538
Accrued clinical trial costs	10,871	24,051
Other accrued expenses and other current liabilities	5,295	3,571
Accrued expenses and other current liabilities	$23,704	$37,160
Contingently Redeemable Non-controlling Interest
In September 2020, the Company's Asia-Pacific subsidiary, BioShin Limited (“BioShin”), authorized, issued and sold 15,384,613 BioShin Series A Preferred Shares at a price of $3.90 per share for a total of $60,000 to a group of investors led by OrbiMed, with participation from Cormorant Asset Management LLC, HBM Healthcare Investments Ltd, Surveyor Capital (a Citadel Company), and Suvretta Capital Management, LLC (the "BioShin Investors"). The BioShin Series A Preferred Shares contained both a call option by the Company and a put option held by the BioShin Investors. Due to the contingently redeemable features, the Company had classified the BioShin Series A Preferred Shares in mezzanine equity since the redemption was out of the Company's control.
In November 2021, the Company, Biohaven Therapeutics Ltd. (“BTL”), Atlas Merger Sub and BioShin entered into an Agreement and Plan of Merger (the “BioShin Merger Agreement”). The BioShin Merger Agreement provided for the merger of Atlas Merger Sub with and into BioShin, with BioShin surviving the merger as a wholly owned indirect subsidiary of the Former Parent, in accordance with Section 233 of the Cayman Islands Companies Act. As a result of the satisfaction of the closing conditions described in the BioShin Merger Agreement, on January 6, 2022, each Series A convertible preferred share of BioShin, no par value, other than Excluded Shares (as defined in the BioShin Merger Agreement), was converted into the right to receive 0.080121 of the Former Parent’s common shares and was removed from mezzanine equity. No Series A convertible preferred shares of BioShin were outstanding following the closing.

Index to Condensed Combined Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

4.   Acquisitions
Acquisition of Kleo Pharmaceuticals, Inc.
On January 4, 2021, the Company acquired Kleo Pharmaceuticals, Inc. (“Kleo”). Kleo is a development-stage biopharmaceutical company focused on advancing the field of immunotherapy by developing small molecules that emulate biologics. The transaction was accounted for as the acquisition of a business using the acquisition method of accounting.
The total fair value of the consideration transferred was $20,043 which primarily consisted of the issuance of a total of 115,836 common shares of the Former Parent to Kleo stockholders and contingent consideration in the form of a contingent value right to receive one dollar in cash for each Kleo share if certain specified Kleo biopharmaceutical products or product candidates receive the approval of the Food and Drug Administration (the "FDA") prior to the expiration of 30 months following the effective time of the transaction. The maximum amount payable pursuant to the contingent value right was approximately $17,300. At December 31, 2021, the Company determined the value of the contingent value right to be immaterial and recognized a gain of $1,457 related to the contingent value right in other income (expense) during the fourth quarter of 2021. The value of the contingent value right continues to be immaterial with no value included on the condensed combined balance sheet as of September 30, 2022.
Prior to the consummation of the transaction, the Company owned approximately 41.9% of the outstanding shares of Kleo and accounted for it as an equity method investment. As part of the transaction, the Company acquired the remainder of the shares of Kleo, and post-transaction the Company owns 100% of the outstanding shares of Kleo. The carrying value of the Company’s investment in Kleo was $1,176 immediately prior to the acquisition date. The Company determined the fair value of the existing interest was $6,437, and recognized a gain from our equity method investment during the first quarter of 2021 of $5,261 on the condensed combined statements of operations and comprehensive loss as a result of remeasuring to fair value the existing equity interest in Kleo.
In connection with the transaction, we recorded: net working capital of $573; property, plant and equipment of $1,257; intangible assets consisting of in progress research and development assets of $18,400 which include an oncology therapeutic candidate entering Phase I clinical trials and a COVID-19 therapeutic candidate in the planning stage for clinical development; debt assumed of $1,577; and goodwill of $1,390.
Kleo’s employees, other than its President and Chief Financial Officer, were retained as part of the transaction. In connection with the transaction agreement, the Former Parent filed a registration statement permitting Kleo stockholders to offer and sell the common shares of the Former Parent issued in the transaction.
Kv7 Platform Acquisition
In April 2022, the Company closed the acquisition from Knopp Biosciences LLC (“Knopp”) of Channel Biosciences, LLC (“Channel”), a wholly owned subsidiary of Knopp owning the assets of Knopp’s Kv7 channel targeting platform (the “Kv7 Platform Acquisition”), pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”), dated February 24, 2022.
In consideration for the Kv7 Platform Acquisition, on April 4, 2022, the Company made an upfront payment comprised of $35,000 in cash and 493,254 common shares, valued at approximately $58,747, issued through a private placement. The Company has also agreed to pay additional success-based payments comprised of (i) up to $325,000 based on developmental and regulatory milestones through approvals in the United States, EMEA and Japan for the lead asset, BHV-7000 (formerly known as KB-3061), (ii) up to an additional $250,000 based on developmental and regulatory milestones for the Kv7 pipeline development in other indications and additional country approvals, and (iii) up to $562,500 for commercial sales-based milestones of BHV-7000. Additionally, the Company has agreed to make scaled royalty payments in cash for BHV-7000 and the pipeline programs, starting at high single digits and peaking at low teens for BHV-7000 and starting at mid-single digits and peaking at low tens digits for the pipeline programs.
The Company accounted for this purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, IPR&D. The IPR&D asset has no alternative future use and relates to intellectual property rights related to the Kv7 platform lead, now BHV-7000. There was no material value assigned to any other assets or liabilities acquired in the acquisition. As such, during the second quarter of 2022, the Company recorded a charge to research and development ("R&D") expense in the accompanying condensed combined statements of operations and comprehensive loss of $93,747.

Index to Condensed Combined Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Acquisitions (Continued)

During the nine months ended September 30, 2022, the Company recorded $25,000 to R&D expense in the condensed combined statements of operations and comprehensive loss for a regulatory milestone payment which became due to Knopp during the second quarter.
Excluding the milestone payment noted above, the Company has not recorded any of the possible contingent consideration payments to Knopp as a liability in the accompanying condensed combined balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at September 30, 2022.
5. Share-Based Compensation
2022 Equity Incentive Plan
In September 2022, the Company's shareholders approved the 2022 Equity Incentive Plan (the "2022 Plan"), which became effective on October 3, 2022. The 2022 Plan provides for the grant of incentive share options, nonstatutory share options, share appreciation rights, restricted share awards, restricted share unit awards ("RSUs"), performance-based share awards and other share-based awards. Additionally, the 2022 Plan provides for the grant of performance cash awards. Upon the effectiveness of the 2022 Plan, there were 9,190,000 common shares reserved for issuance under the 2022 Plan,
Legacy Equity Award Settlement Plan
In September 2022, the Company's shareholders approved the Legacy Equity Award Settlement Plan (the "Legacy Plan"), which became effective on September 29, 2022. The Legacy Plan is intended solely to provide for the grant and settlement of nonstatutory share options and RSUs, issued in respect of stock options and RSUs originally granted pursuant to the Former Parent's 2017 Equity Incentive Plan and 2014 Equity Incentive Plan.
On October 3, 2022, the Former Parent completed the Distribution and the Spin-Off. Each Former Parent stock option and RSU outstanding prior to the Distribution was converted into .5 stock options and RSUs, respectively, in the Company. In total, 4,057,121 stock options and 924,093 RSUs were granted and settled into 2,611,392 and 924,093 common shares, respectively, under the Legacy Plan on October 3, 2022.
2022 Employee Share Purchase Plan
In September 2022, the Company's board of directors approved the rules and procedures of the 2022 Employee Share Purchase Plan (the "ESPP") approved by shareholders of the Company on September 28, 2022. The ESPP allows each eligible employee who is participating in the plan to purchase shares by authorizing payroll deductions of up to 15% of eligible earnings. Upon the effectiveness of the ESPP, 393,769 shares were authorized to be issued under purchase rights granted to eligible employees.
Share-based Compensation Expense
The Former Parent had share-based compensation plans under which it issued common shares or restricted common shares, and granted incentive stock options or nonqualified stock options for the purchase of common shares, to employees, members of the board of directors and consultants of the Former Parent. The Former parent also had an Employee Share Purchase Plan which allowed eligible employees who were participating in the plan to purchase shares of The Former Parent at a discount.
Share-based compensation has been allocated to the Company by using a combination of specific identification and a proportionate cost allocation method based on employee hours or directly identified operating expenses, depending on the employee’s function. The amounts presented are not necessarily indicative of future awards and do not necessarily reflect the costs that the Company would have incurred as an independent company for the periods presented.
Share-based compensation under the Former Parent’s share-based compensation plans is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award (generally three to four years) using the straight-line method. Share-based compensation expense attributed to the Company by classification included in the condensed combined statements of operations and comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$9,722	$10,187	$46,976	$32,085
General and administrative expenses	7,275	5,206	30,951	20,586
Total non-cash share-based compensation expense	$16,997	$15,393	$77,927	$52,671

Index to Condensed Combined Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

6.  License Agreements
Yale Agreements
In September 2013, the Company entered into an exclusive license agreement (the "Yale Agreement") with Yale University to obtain a license to certain patent rights for the commercial development, manufacture, distribution, use and sale of products and processes resulting from the development of those patent rights, related to the use of riluzole in treating various neurological conditions, such as general anxiety disorder, post-traumatic stress disorder and depression.
The Yale Agreement was amended and restated in May 2019. As amended, the Company agreed to pay Yale University up to $2,000 upon the achievement of specified regulatory milestones and annual royalty payments of a low single-digit percentage based on net sales of riluzole-based products from the licensed patents or from products based on troriluzole. Under the amended and restated agreement, the royalty rates are reduced as compared to the original agreement. In addition, under the amended and restated agreement, the Company may develop products based on riluzole or troriluzole. The amended and restated agreement retains a minimum annual royalty of up to $1,000 per year, beginning after the first sale of product under the agreement. If the Company grants any sublicense rights under the Yale Agreement, it must pay Yale University a low single-digit percentage of sublicense income that it receives.
For the three and nine months ended September 30, 2022 and 2021, the Company did not record any material expense or make any milestone or royalty payments under the Yale Agreement.
In January 2021, the Company entered into a worldwide, exclusive license agreement with Yale University for the development and commercialization of a novel Molecular Degrader of Extracellular Protein ("MoDE") platform (the "Yale MoDE Agreement"). Under the Yale MoDE Agreement, the Company acquired exclusive, worldwide rights to Yale University's intellectual property directed to its MoDE platform. The platform pertains to the clearance of disease-causing protein and other biomolecules by targeting them for lysosomal degradation using multi-functional molecules. As part of consideration for this license, the Company paid Yale University an upfront cash payment of $1,000 and 11,668 common shares of the Former Parent valued at approximately $1,000. Under the Yale MoDE Agreement, the Company may develop products based on the MoDE platform. The Yale MoDE Agreement includes an obligation to pay a minimum annual royalty of up to $1,000 per year, and low single digit royalties on the net sales of licensed products. If the Company grants any sublicense rights under the Yale MoDE Agreement, it must pay Yale University a low single-digit percentage of sublicense income that it receives. In addition, Yale University will be eligible to receive additional development milestone payments of up to $800 and commercial milestone payments of up to $2,950. The Yale MoDE Agreement terminates on the later of twenty years from the effective date, twenty years from the filing date of the first investigational new drug application for a licensed product or the last to expire of a licensed patent. Under the Yale MoDE Agreement, the Company entered into a sponsored research agreement (the “Yale MoDE SRA”), which included funding of up to $4,000 over the life of the agreement.
Excluding the upfront payments above, the Company recorded research and development expense related to the Yale MoDE Agreement of $333 and $2,333 for the three and nine months ended September 30, 2022, respectively, and $0 and $150 for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2022 and 2021, the Company did not make any milestone or royalty payments under the Yale MoDE Agreement.
ALS Biopharma Agreement
In August 2015, the Company entered into an agreement (the "ALS Biopharma Agreement") with ALS Biopharma and Fox Chase Chemical Diversity Center Inc. ("FCCDC"), pursuant to which ALS Biopharma and FCCDC assigned the Company their worldwide patent rights to a family of over 300 prodrugs of glutamate modulating agents, including troriluzole, as well as other innovative technologies. Under the ALS Biopharma Agreement, the Company is obligated to use commercially reasonable efforts to commercialize and develop markets for the patent products. The Company is obligated to pay $3,000 upon the achievement of specified regulatory milestones with respect to the first licensed product and $1,000 upon the achievement of specified regulatory milestones with respect to subsequently developed products, as well as royalty payments of a low single-digit percentage based on net sales of products licensed under the ALS Biopharma Agreement, payable on a quarterly basis.
The ALS Biopharma Agreement terminates on a country-by-country basis as the last patent rights expire in each such country. If the Company abandons its development, research, licensing or sale of all products

Index to Condensed Combined Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
6.  License Agreements (Continued)
covered by one or more claims of any patent or patent application assigned under the ALS Biopharma Agreement, or if the Company ceases operations, it has agreed to reassign the applicable patent rights back to ALS Biopharma.
For the three and nine months ended September 30, 2022 and 2021, the Company did not record any expense or make any milestone or royalty payments under the ALS Biopharma Agreement.
2016 AstraZeneca Agreement
In October 2016, the Company entered into an exclusive license agreement (the "2016 AstraZeneca Agreement") with AstraZeneca, pursuant to which AstraZeneca granted the Company a license to certain patent rights for the commercial development, manufacture, distribution and use of any products or processes resulting from development of those patent rights, including BHV-5000 and BHV-5500. In exchange for these rights, the Company agreed to pay AstraZeneca an upfront payment, milestone payments and royalties on net sales of licensed products under the agreement. The regulatory milestones due under the 2016 AstraZeneca Agreement depend on the indication of the licensed product being developed as well as the territory where regulatory approval is obtained.
Development milestones due under the 2016 AstraZeneca Agreement with respect to Rett syndrome total up to $30,000, and, for any indication other than Rett syndrome, total up to $60,000. Commercial milestones are based on net sales of all products licensed under the 2016 AstraZeneca Agreement and total up to $120,000. The Company has also agreed to pay royalties in two tiers, with each tiered royalty in the range from 0-10% of net sales of products licensed under the 2016 AstraZeneca Agreement. If the Company receives revenue from sublicensing any of its rights under the 2016 AstraZeneca Agreement, the Company is also obligated to pay a portion of that revenue to AstraZeneca. The Company is also required to reimburse AstraZeneca for any fees that AstraZeneca incurs related to the filing, prosecution, defending, and maintenance of patent rights licensed under the 2016 AstraZeneca Agreement.
The 2016 AstraZeneca Agreement expires upon the expiration of the patent rights under the agreement or on a country-by-country basis ten years after the first commercial sale and can also be terminated if certain events occur, e.g., material breach or insolvency.
For the three and nine months ended September 30, 2022 and 2021, the Company did not record any expense or make any milestone or royalty payments under the 2016 AstraZeneca Agreement.
2018 AstraZeneca License Agreement
In September 2018, the Company entered into an exclusive license agreement (the "2018 AstraZeneca Agreement") with AstraZeneca, pursuant to which AstraZeneca granted the Company a license to certain patent rights for the commercial development, manufacture, distribution and use of any products or processes resulting from development of those patent rights, including BHV-3241 (verdiperstat). Under the 2018 AstraZeneca Agreement, the Company paid AstraZeneca an upfront cash payment of $3,000 and 109,523 shares valued at $4,080 on the date of settlement and is obligated to pay milestone payments to AstraZeneca totaling up to $55,000 upon the achievement of specified regulatory and commercial milestones and up to $50,000 upon the achievement of specified sales-based milestones. In addition, the Company will pay AstraZeneca royalties in three tiers, with each tiered royalty in the range from 0-10% of net sales of specified approved products, subject to specified reductions.
In November 2021, the Company completed enrollment in a Phase 3 clinical trial of this product candidate, which is now referred to as verdiperstat, for the treatment of Amyotrophic Lateral Sclerosis ("ALS").In September 2022, the Company announced negative topline results from the Phase 3 clinical trial of verdiperstat for ALS. ALS is a progressive, life-threatening, and rare neuromuscular disease for which there are currently limited treatment options and no cure. The Company is solely responsible, and has agreed to use commercially reasonable efforts, for all development, regulatory and commercial activities related to verdiperstat. The Company may sublicense its rights under the agreement and, if it does so, will be obligated to pay a portion of any milestone payments received from the sublicense to AstraZeneca in addition to any milestone payments it would otherwise be obligated to pay.
The 2018 AstraZeneca Agreement terminates on a country-by-country basis and product-by-product basis upon the expiration of the royalty term for such product in such country and can also be terminated if certain events occur, e.g., material breach or insolvency.
For the three and nine months ended September 30, 2022 and 2021, the Company did not record any material expense or make any milestone or royalty payments under the 2018 AstraZeneca Agreement.

Index to Condensed Combined Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
6.  License Agreements (Continued)
Fox Chase Chemical Diversity Center Inc. Agreement
In May 2019, the Company entered into an agreement with FCCDC (the "FCCDC Agreement") pursuant to which the Company purchased certain intellectual property relating to the TDP-43 protein from FCCDC. The FCCDC Agreement provides the Company with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one or more TDP-43 proteinopathies. As consideration, the Company issued 100,000 of the Former Parent's common shares to FCCDC valued at $5,646.
In addition, the Company is obligated to pay FCCDC milestone payments totaling up to $4,500 with $1,000 for each additional NDA filing. The Company also issued a warrant to FCCDC, granting FCCDC the option to purchase up to 100,000 of the Former Parent’s common shares, at a strike price of $56.46 per share, subject to vesting upon achievement of certain milestones in development of TDP-43.
In connection with the FCCDC Agreement, the Company and FCCDC have established a TDP-43 Research Plan, which was amended in November 2020, that provides for certain milestones to be achieved by FCCDC, and milestone payments to be made by the Company up to approximately $3,800 over a period of up to 30 months as success fees for research activities by FCCDC. In addition to the milestone payments, the Company will pay FCCDC an earned royalty equal to 0% to 10% of net sales of any TD-43 patent products with a valid claim as defined in the FCCDC Agreement. The Company may also license the rights developed under the FCCDC Agreement and, if it does so, will be obligated to pay a portion of any payments received from such licensee to FCCDC in addition to any milestones it would otherwise be obligated to pay. The Company is also responsible for the prosecution and maintenance of the patents related to the TDP-43 assets.
The FCCDC Agreement terminates on a country-by-country basis and product-by-product basis upon expiration of the royalty term for such product in such country and can also be terminated if certain events occur, e.g., material breach or insolvency.
The Company did not record any material research and development expense or make any milestone payments related to the FCCDC Agreement in the combined statements of operations and comprehensive loss during the three and nine months ended September 30, 2022 and 2021.
UConn
In October 2018, the Company announced it had signed an exclusive, worldwide option and license agreement (the “UConn Agreement”) with the University of Connecticut (“UConn”) for the development and commercialization rights to UC1MT, a therapeutic antibody targeting extracellular metallothionein. Under the UConn Agreement, the Company had the option to acquire an exclusive, worldwide license to UC1MT and its underlying patents to develop and commercialize throughout the world in all human indications (the "UConn Option"). In September 2022, the Company exercised the UConn Option in exchange for a payment of $400. Under the UConn Agreement, UConn is entitled to milestone payments upon the achievement of specified developmental and regulatory milestones of up to $30,100 and commercial milestones of up to $50,000, and royalties of a low single-digit percentage of net sales of licensed products.
Excluding the payment made in connection with the UConn Option, for the three and nine months ended September 30, 2022 and 2021, the Company did not record any research and development expense or make any milestone payments related to the UConn Agreement.
Artizan Agreement
In December 2020, the Company entered into an Option and License Agreement (the "2020 Artizan Agreement") with Artizan Biosciences Inc. ("Artizan"). Pursuant to the 2020 Artizan Agreement, the Company acquired an option (“Biohaven Option”) to obtain a royalty-based license from Artizan to manufacture, use and commercialize certain products in the United States for the treatment of diseases, including, for example, inflammatory bowel disease and other gastrointestinal inflammatory disorders, e.g., Crohn’s disease. The Biohaven Option is exercisable throughout the development phase of the products at an exercise price of approximately $4,000 to $8,000, which varies based on the market potential of the products. The Company and Artizan have also formed a joint steering committee to oversee, review and coordinate the product development activities with regard to all products for which we have exercised (or will exercise in the future) the Biohaven Option.
In December 2020, simultaneously with the 2020 Artizan Agreement, the Company entered into a Series A-2 Preferred Stock Purchase Agreement with Artizan. Under the agreement, the Company paid Artizan 61,494 of the Former Parent’s common shares valued at $6,000, which were issued in January 2021. In exchange,

Index to Condensed Combined Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
6.  License Agreements (Continued)
the Company acquired 34,472,031 shares of series A-2 preferred stock of Artizan.
In June 2021, the Company entered into a Development and License Agreement with Artizan Biosciences Inc (the "2021 Artizan Agreement"). Pursuant to the 2021 Artizan Agreement, the Company acquired an exclusive, worldwide license under Artizan’s IgA-SEQ patented technology and know-how to develop, manufacture and commercialize certain of Artizan’s compounds for use in Parkinson’s Disease. Under the 2021 Artizan Agreement, the Company is responsible for funding the development of the compounds, obtaining regulatory approvals, manufacturing the compounds and commercializing the compounds. the Company is also responsible for the prosecution, maintenance and enforcement of Artizan’s patents. The Company will pay Artizan development milestones of $20,000 for the first licensed compound to achieve U.S. marketing authorization and $10,000 for each subsequent U.S. approval. In addition, the Company will pay Artizan commercialization milestones totaling up to $150,000 and royalties in the low- to mid-single digits. The 2021 Artizan Agreement terminates on a country-by-country basis on the later of 10 years from the first commercial sale of licensed product in such country or the expiration of Artizan’s patents in such country and can also be terminated if certain events occur, e.g., material breach or insolvency.
In June 2022, the Company entered into an amendment (the "Amendment") to the Series A-2 Preferred Stock Purchase Agreement with Artizan. Under the Amendment, the Company made a cash payment of $4,000 in exchange for 22,975,301 shares of series A-2 preferred stock of Artizan out of a total of 45,950,601 shares of series A-2 preferred stock of Artizan for a total raise of $8,000 (the “A2 Extension Raise”). Along with the Amendment, the Company and Artizan executed a non-binding indication of interest (“Artizan Side Letter”), which describes terms under which the Company and Artizan would amend the 2020 Artizan Agreement to eliminate certain milestone payments required by us in exchange for limiting our option to the selection of the first licensed product. The Artizan Side Letter requires Artizan to commit at least 80% of the funds raised in the A-2 Extension Raise to a certain program and to raise $35,000 of additional capital within a certain time.
For the three and nine months ended September 30, 2022 and 2021, excluding the upfront payments above, the Company did not record any research and development expense or make any milestone payments related to the 2020 Artizan Agreement and the 2021 Artizan Agreement.
Moda Agreement
On January 1, 2021, the Company entered into a consulting services agreement (the "Moda Agreement") with Moda Pharmaceuticals LLC ("Moda") to further the scientific advancement of technology, drug discovery platforms (including the technology licensed under the Yale MoDE Agreement), product candidates and related intellectual property owned or controlled by the Company.
Under the Moda Agreement, the Company paid Moda an upfront cash payment of $2,700 and 37,836 shares of the Former Parent valued at approximately $3,243. In addition, Moda will be eligible to receive additional development milestone payments of up to $81,612 and commercial milestone payments of up to $30,171. The Moda Agreement has a term of four years and may be terminated earlier by the Company or Moda under certain circumstances including, for example, the Company's discontinuation of research on the MoDE platform or default.
For the three and nine months ended September 30, 2022 and 2021, excluding the upfront payments above, the Company did not record any material research and development expense or make any milestone payments related to the Moda Agreement.
Reliant Agreement
In July 2021, the Company entered into a development and licensing agreement (the "Reliant Agreement") with Reliant Glycosciences LLC ("Reliant"), pursuant to which the Company and Reliant have agreed to collaborate on a program with Biohaven Labs’ multifunctional molecules to develop and commercialize conjugated antibodies for therapeutic uses relating to IgA nephropathy and treatment of other diseases and conditions. Under the Reliant Agreement, the Company paid Reliant an upfront payment in the form of issuance of common shares of the Former Parent valued at approximately $3,686, which the Company recorded as research and development expense on its combined statement of operations and comprehensive loss. In addition, Reliant will be eligible to receive development and regulatory milestone payments of up to $36,500, and royalties of a low single-digit percentage of net sales of licensed products.
Excluding the upfront payment discussed above, for the three and nine months ended September 30, 2022 and 2021, the Company did not record any material

Index to Condensed Combined Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
6.  License Agreements (Continued)
research and development expense related to the Reliant Agreement.
KU Leuven Agreement
In January 2022, the Company and Katholieke Universiteit Leuven ("KU Leuven") entered into an Exclusive License and Research Collaboration Agreement (the "KU Leuven Agreement") to develop and commercialize TRPM3 antagonists to address the growing proportion of people worldwide living with chronic pain disorders. The TRPM3 antagonist platform was discovered at the Centre for Drug Design and Discovery and the Laboratory of Ion Channel Research at KU Leuven. Under the KU Leuven Agreement, the Company receives exclusive global rights to develop, manufacture and commercialize KU Leuven's portfolio of small-molecule TRPM3 antagonists. The portfolio includes the lead candidate, henceforth known as BHV-2100, which is being evaluated in preclinical pain models and will be the first to advance towards Phase 1 studies. The Company will support further basic and translational research at KU Leuven on the role of TRPM3 in pain and other disorders. As consideration, KU Leuven received an upfront cash payment of $3,000 and 15,340 shares of the Former Parent valued at $1,779, and is eligible to receive additional development, regulatory, and commercialization milestones payments of up to $327,750. In addition, KU Leuven will be eligible to receive mid-single digit royalties on net sales of products resulting from the collaboration.
Excluding the upfront payments discussed above, for the three and nine months ended September 30, 2022 and 2021, the Company did not record any material research and development expense related to the KU Leuven Agreement.
Taldefgrobep Alfa License Agreement
In February 2022, following the transfer of intellectual property, the Company announced that it entered into a worldwide license agreement with BMS for the development and commercialization rights to taldefgrobep alfa (also known as BMS-986089), a novel, Phase 3-ready anti-myostatin adnectin (the "Taldefgrobep Alfa License Agreement"). Under the terms of the Taldefgrobep Alfa License Agreement, the Company will receive worldwide rights to taldefgrobep alfa and BMS will be eligible for regulatory approval milestone payments of up to $200,000, as well as tiered, sales-based royalty percentages from the high teens to the low twenties. There were no upfront or contingent payments to BMS related to the Taldefgrobep Alfa License Agreement.
For the three and nine months ended September 30, 2022 and 2021, the Company did not record any material expense or make any milestone or royalty payments under the Taldefgrobep Alfa License Agreement.
7.   Commitments and Contingencies
All consideration paid by the Former Parent in association with the following agreements, certain of which were assigned by the Former Parent to the Company in connection with the Spin-Off, is recorded in the condensed combined financial statements of the Company.
Lease Agreements
The Former Parent’s leases primarily consisted of office space that was attributed to the Company in connection with the Spin-Off. The Company determines if an arrangement is a lease at inception. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Real estate leases for facilities have an average remaining lease term of 4.43 years as of September 30, 2022, for which none include the optional extension. The Company has made an accounting policy election not to record short-term leases (leases with an initial term of 12 months or less) on the balance sheet. The Company currently has two short-term leases with immaterial lease expense.
Lease expense for operating lease payments is recognized on a straight-line basis over the term of the lease. Operating lease assets and liabilities are recognized based on the present value of lease payments over the lease term. Since most of the Company’s leases do not have a readily determinable implicit discount rate, the Company uses the Former Parent’s incremental borrowing rate to calculate the present value of lease payments. The Company does not separate lease components (e.g., payments for rent, real estate taxes and insurance costs) from non-lease components (e.g., common-area maintenance costs) in the event that the agreement contains both. The Company includes both the lease and non-lease components for purposes of calculating the right-of-use asset and related lease liability (if the non-lease components are fixed). The allocated operating lease cost was $159 and $379 for the three and nine months ended September 30, 2022, respectively, and $55 and $208 for the three and nine months ended September 30, 2021, respectively.
Certain of the Company’s lease agreements contain variable lease payments that are adjusted for

Index to Condensed Combined Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
7.  Commitments and Contingencies (Continued)

actual operating expense true-ups compared with estimated amounts; however, these amounts are immaterial. The Company had no sublease income and there are no sale-leaseback transactions. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table summarizes supplemental cash flow information:

	Nine Months Ended September 30,
	2022	2021
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,633	$—
Operating cash flows paid for operating leases were immaterial for the nine months ended September 30, 2022 and 2021.
Supplemental balance sheet information related to leases is as follows:

In thousands, except remaining lease term and discount rate	September 30, 2022	December 31, 2021
Assets
Other non-current assets	$6,915	$5,222
Liabilities
Other current liabilities	$1,134	$439
Other non-current liabilities	4,070	2,797
	$5,204	$3,236
Weighted average remaining lease term (in years)	4.43	5.75
Weighted average discount rate	9.45%	9.07%
The following table summarizes maturities of operating lease liabilities as of September 30, 2022:

Operating leases
2022 (remaining three months)	$378
2023	1,526
2024	1,476
2025	1,132
2026	1,147
Thereafter	669
Total lease payments	6,328
Less: imputed interest	(1,124)
Total lease liabilities	$5,204
Cambridge Lease Agreement
In October 2022, the Company entered into a lease agreement in Cambridge, Massachusetts for approximately 27,000 square feet of lab and office space (the "Cambridge Lease"), which will be used for general office, laboratory and research and development purposes. The lease commenced on October 19, 2022, and has a term of 120 months, with an option to extend to 180 months. The following table summarizes the Company's future lease payments for the Cambridge Lease:

Amount
2022 (remaining three months)	$401
2023	3,403
2024	3,505
2025	3,610
2026	3,718
Thereafter	24,393
Total lease payments	$39,030
Research Commitments
The Former Parent has entered into agreements with several CROs to provide services in connection with the Company’s preclinical studies and clinical trials. Research commitments entered into by the Former Parent and related to the Company were transferred to the Company upon separation. As of September 30, 2022, the Company had remaining maximum research commitments in excess of one year of approximately $19,750, which are variable based on number of trial participants, and contingent upon the achievement of certain milestones of the clinical trials covered under the agreements. If all related milestones are achieved, the Company expects these amounts to be paid over the next five years.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in

Index to Condensed Combined Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
7.  Commitments and Contingencies (Continued)

many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its combined financial statements as of September 30, 2022 or December 31, 2021.
License Agreements
The Former Parent entered into license agreements with various parties that are directly attributed to the Company under which it is obligated to make contingent and non-contingent payments (see Note 6). Upon the October 3, 2022 separation from the Former Parent, License agreements entered by the Former Parent and related to the Company were transferred to the Company.
Sixth Street Financing Agreement
In August 2020, the Former Parent and Biohaven Pharmaceuticals, Inc., (together with the Former Parent the "Borrowers"), entered into a financing agreement, as amended, with Sixth Street Specialty Lending, Inc., as administrative agent, and the lenders party thereto (the "Lenders") pursuant to which the Lenders agreed to extend a senior secured credit facility to the Borrowers (as amended, the “Sixth Street Financing Agreement”). The Sixth Street Financing Agreement provided for term loans in an aggregate principal amount up to $750,000, plus any capitalized interest paid in kind, and was accounted for as third-party, long-term debt by the Former Parent.
The Company was a co-obligor, jointly and severally with the Former Parent on its third-party long-term debt obligation under the Sixth Street Financing Agreement. The Former Parent’s third-party debt and related interest expense are not reflected in the combined financial statements because the Company had not agreed to pay a specified amount of the borrowings on the basis of its arrangement with the Former Parent, nor was the Company expected to pay any portion of the Former Parent’s third-party debt, and the borrowings were not specifically identifiable to the Company. On October 3, 2022, an affiliate of Pfizer, on behalf of the Former Parent, repaid in full all of the indebtedness and other obligations and liabilities owed by the Former Parent, including prepayment penalties. In connection with the termination and repayment in full of the indebtedness and other obligations and liabilities under the Sixth Street Financing Agreement, all related liens and security interests granted by or arising under the Sixth Street Financing Agreement were automatically released and discharged.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of September 30, 2022, there were no matters which would have a material impact on the Company’s financial results.
8. Income Taxes
The following table provides a comparative summary of the Company's income tax provision and effective income tax rate for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax provision (benefit)	$1,216	$(1,132)	$14,581	$(1,091)
Effective income tax rate	1.8%	(2.0)%	4.1%	(0.7)%
The increase in income tax expense for the nine months ended September 30, 2022 as compared to 2021 was primarily attributable to the mandatory capitalization of R&D expenses effective January 1, 2022 under the Tax Cuts and Jobs Act, offset by an increased benefit to the Company's foreign derived intangible income deduction and utilization of R&D Tax Credits. The increase in income tax expense for the three months ended September 30, 2022 as compared to 2021 was primarily attributable to the timing of income subject to taxation for the Company's profitable operations in the United States.
9. Related Party Transactions
The Company has not historically operated as a standalone business and the combined financial statements are derived from the consolidated financial statements and accounting records of the Former Parent. The following disclosure summarizes activity between the Company and the Former Parent, including the affiliates of the Former Parent that were not part of the Spin-Off.

Index to Condensed Combined Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
9. Related Party Transactions (continued)
Cost Allocations
The condensed combined financial statements reflect allocations of certain expenses from the financial statements of the Former Parent, including research and development expenses and general and administrative expenses. These allocations include, but are not limited to, executive management, employee compensation and benefits, facilities and operations, information technology, business development, financial services (such as accounting, audit, and tax), legal, insurance, and share-based compensation. Some of these services will continue to be provided to the Former Parent on a temporary basis following the Distribution under a transition services agreement. See Note 2 for discussion of these costs and the methodology used to allocate them.
These allocations to the Company are reflected in the condensed combined statement of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$23,048	$17,396	$84,772	$52,070
General and administrative	9,676	6,900	43,053	25,678
Total	$32,724	$24,296	$127,825	$77,748
Management believes these cost allocations are a reasonable reflection of services provided to, or the benefit derived by, the Company during the periods presented. The allocations may not, however, be indicative of the actual expenses that would have been incurred had the Company operated as a standalone public company. Actual costs that may have been incurred if the Company had been a standalone public company would depend on a number of factors, including the chosen organizational structure, what corporate functions the Company might have performed directly or outsourced and strategic decisions the Company might have made in areas such as executive management, legal and other professional services, and certain corporate overhead functions.
Share-Based Compensation
As discussed in Note 5, Share-based compensation, Biohaven employees participated in the Former Parent’s share-based compensation plans, the costs of which have been allocated to the Company and recorded in research and development and general and administrative expenses in the condensed combined statements of operations and comprehensive loss.
Net Transfers From Former Parent
Net transfers from Former Parent represent the net effect of transactions between the Company and the Former Parent. The components of net transfers from Former Parent are as follows:

	Nine Months Ended September 30,
	2022	2021
General financing activities	$187,519	$365,360
Corporate cost allocations, excluding share-based compensation	49,898	25,077
Net transfers from Former Parent as reflected in the Combined Statement of Cash Flows	237,417	390,437
Share-based compensation	77,927	52,671
Issuance of Former Parent common shares to repurchase non-controlling interest in a subsidiary	60,000	—
Issuance of Former Parent common shares as payment for IPR&D asset acquisition	58,747	—
Issuance of Former Parent common shares as payment for business acquisition	—	10,673
Issuance of Former Parent common shares as payment for Artizan investment	—	6,000
Issuance of Former Parent common shares as payment for license and consulting agreements	1,779	7,929
Other non-cash adjustments	(1,173)	(1,071)
Net transfers from Former Parent as reflected in the Combined Statement of Changes in Equity	$434,697	$466,639

Index to Condensed Combined Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
9. Related Party Transactions (continued)
Related Party Agreements
License Agreement with Yale
On September 30, 2013, the Company entered into the Yale Agreement with Yale (see Note 6). The Company’s Chief Executive Officer is one of the inventors of the patents that the Company has licensed from Yale and, as such, is entitled to a specified share of the glutamate product-related royalty revenues that may be received by Yale under the Yale Agreement.
In January 2021, the Company entered into the Yale MoDE Agreement with Yale (see Note 6 for detail). Under the license agreement, the Company acquired exclusive, worldwide rights to Yale's intellectual property directed to its MoDE platform. As part of consideration for this license, the Company paid Yale University an upfront cash payment of $1,000 and 11,668 common shares of the Former Parent valued at approximately $1,000.
For the three and nine months ended September 30, 2022, the Company recorded $333 and $2,333, respectively, in research and development expense related to the Yale MoDE Agreement and Yale Agreement (the "Yale Agreements"). For the three and nine months ended September 30, 2021, the Company recorded $0 and $150 in research and development expense related to the the "Yale Agreements. As of September 30, 2022, the Company did not owe any amounts to Yale, which is related to the Yale MoDE SRA.
10. Subsequent Events
Separation from Biohaven Pharmaceutical Holding Company Ltd.
On October 3, 2022, the Former Parent completed the Distribution and the Spin-Off. Immediately following the Spin-Off, the Former Parent and Pfizer Inc. (“Pfizer”) consummated the transactions contemplated by the Merger Agreement. Each holder of Former Parent common shares received one common share of Biohaven for every two Former Parent common shares held of record as of the close of business, New York City time, on September 26, 2022.
In the Distribution, an aggregate of 35,832,557 common shares of the Company were issued. The aggregate number of common shares issued in connection with the Distribution did not include 2,611,392 common shares to be issued in connection with Former Parent stock options that were exercised on October 3, 2022 and 924,093 common shares to be issued in connection with Former Parent restricted stock units that vested on October 3, 2022. Pursuant to the Distribution Agreement, immediately prior to the Distribution the Former Parent made a cash contribution to the Company which resulted in a cash balance of approximately $257,799 as of October 3, 2022
Following the Distribution, the Company owns the Business and has proprietary rights to a number of trademarks used in this prospectus which are important to our business, including the Biohaven logo. As a result of the Distribution and Spin-Off, Biohaven Ltd. is an independent, publicly traded company, effective as of October 3, 2022, and commenced regular way trading under the symbol “BHVN”’ on the New York Stock Exchange ("NYSE") on October 4, 2022.
On October 3, 2022, the Company entered into several agreements with the Former Parent in connection with the Spin-Off, including the following:
Transition Services Agreement. The Company entered into a Transition Services Agreement with the Former Parent (the “Transition Services Agreement”) under which the Company or one of its affiliates will provide the Former Parent, and the Former Parent or one of its affiliates will provide the Company, with certain transition services for a limited time to ensure an orderly transition following the Spin-Off. The services that the Company and the Former Parent agreed to provide to each other under the Transition Services Agreement include certain finance, information technology, clinical study support, human resources and compensation, facilities, financial reporting and accounting and other services. The Company will pay the Former Parent, and the Former Parent will pay the Company, for any such services received by the Former Parent or the Company, as applicable, at agreed amounts as set forth in the Transition Services Agreement.
United States Distribution Services Agreement. The Company entered into a United States Distribution Services Agreement with the Former Parent (the “Distribution Agreement”), pursuant to which the Company shall continue to serve as the Former Parent’s distributor and agent for the distribution of the pharmaceutical product Nurtec ODT in the United States for a limited period of time following the Spin-Off. Under the Distribution Agreement, the Former Parent and Pfizer Inc. have agreed to indemnify the Company for, among other things, losses resulting from the conduct of the distribution business or actions taken at the direction of the Former Parent.
Outsourcing & Employee Transfer Agreements. The Company entered into Outsourcing & Employee Transfer Agreements, one with Pfizer Inc., Bulldog (BVI) Ltd., the

Index to Condensed Combined Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10. Subsequent Events (Continued)
Former Parent and Biohaven Pharmaceuticals, Inc. (“U.S. Employer”), and the other with Pfizer Inc., Bulldog (BVI) Ltd., the Former Parent, and BioShin (Shanghai) Consulting Services Co., Ltd. (“Chinese Employer”), pursuant to which the Chinese Employer and the U.S. Employer will, among other things, provide Pfizer Inc. with the services of, and remain the employers of, certain of their employees for a limited period of time following the Spin-Off. During such period, Pfizer Inc. or one of its affiliates will pay the U.S. Employer for employee-related expenses for its employees (including the cost of salary and wages) and will pay the Chinese Employer a service fee based on employee-related expenses for its employees (including the cost of salary and wages).
Biohaven Ltd. Public Offering
In October 2022, the Company commenced a public offering of 25,000,000 of its common shares at a price of $10.50 per share, pursuant to a registration statement on Form S-1 filed with the SEC (the "S-1"). The S-1 was declared effective by the SEC on October 20, 2022. The Company also granted the underwriters a 30-day option to purchase up to an additional 3,750,000 common shares. On October 25, 2022, the Company closed the offering, including a full exercise of the underwriters' option to purchase additional shares. The net proceeds raised in the offering, after deducting underwriting discounts and expenses of the offering payable by Biohaven, were approximately $282,763. The Company intends to use the net proceeds received from the offering for general corporate purposes.

Form 10-Q Table of Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed combined financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the notes thereto included in Exhibit 99.1 to our Registration Statement on Form 10, which was declared effective by the Securities and Exchange Commission ("SEC") on September 22, 2022. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC.
Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, among other things, may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made.
Overview
We are a clinical-stage biopharmaceutical company that combines a deep understanding of neuroscience, immunology, disease-related biology, advanced chemistry and expertise in global clinical trials to advance novel therapies for patients. Our experienced management team brings with it a track record of delivering new drug approvals for products for diseases such as migraine, depression, bipolar and schizophrenia, and our research programs, built on a deep understanding of disease-related biology and neuropharmacology, are advancing novel therapies with target indications, including epilepsy, mood disorders, Obsessive-Compulsive Disorder (“OCD”), Spinal Muscular Atrophy (“SMA”), Spinocerebellar Ataxia ("SCA") and pain disorders. Our neuroscience portfolio includes a broad pipeline of drug candidates modulating distinct nervous system targets, including Kv7 ion channels (“Kv7”), glutamate receptors, myostatin, and Transient Receptor Potential (“TRP”) channels.
We are advancing our broad and diverse pipeline, with at least five clinical trials currently underway or expected to start by the end of 2022. We have built a highly experienced team of senior leaders and neuroscience drug developers who combine a nimble, results-driven biotech mindset with capabilities in drug discovery and development. In addition, we have several preclinical assets in our early discovery program, targeting neuroscience and immunology indications.
Separation from Biohaven Pharmaceutical Holding Company Ltd.
On October 3, 2022, Biohaven Pharmaceutical Holding Company Ltd. (the “Former Parent”) completed the distribution (the “Distribution”) to holders of its common shares of all of the outstanding common shares of Biohaven Ltd. (the “Company” or “Biohaven”) and the spin-off of Biohaven from the Former Parent (the “Spin-Off”) described in Biohaven’s Information Statement attached as Exhibit 99.1 to Biohaven’s Registration Statement on Form 10, as amended (Reg. No. 001-41477), which was declared effective by the SEC on September 22, 2022 (the “Form 10”). Each holder of Former Parent common shares received one common share of Biohaven for every two the Former Parent common shares held of record as of the close of business, New York City time, on September 26, 2022.
In the Distribution, an aggregate of 35,832,557 common shares of the Company were issued. The aggregate number of common shares issued in connection with the Distribution did not include 2,611,392 common shares to be issued in connection with Former Parent stock options that were exercised on October 3, 2022 and 924,093 common shares to be issued in connection with Former Parent restricted stock units that vested on October 3, 2022.
Biohaven Ltd. is a British Virgin Islands ("BVI") corporation and was a wholly owned subsidiary of Biohaven Pharmaceutical Holding Company Ltd. prior to the separation.
The historical combined financial statements of the Company have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Biohaven

Form 10-Q Table of Contents
Pharmaceutical Holding Company Ltd. and are presented in conformity with U.S. GAAP.
The financial position, results of operations and cash flows of the Company historically operated as part of Biohaven Pharmaceutical Holding Company Ltd.’s financial position, results of operations and cash flows up until the Distribution. These historical combined financial statements may not be indicative of the future performance of the Company and do not necessarily reflect what our combined results of operations, financial condition and cash flows would have been had we operated as a separate, publicly traded company during the periods presented. Our historical financial statements do not yet reflect changes in our operating structure and our capitalization as a result of the separation from Biohaven Pharmaceutical Holding Company Ltd.
Where we describe historical business activities in this Quarterly Report on Form 10-Q, we do so as if these transfers had already occurred and the Former Parent's activities related to such assets and liabilities had been performed by Biohaven Ltd.
Refer to Note 1, Nature of the Business and Basis of Presentation, of the Notes to the Combined Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for further discussion of the underlying basis used to prepare the combined financial statements.
Transition from the Former Parent and Costs to Operate as an Independent Company
The combined financial statements reflect the operating results and financial position of the Company as it was operated by the Former Parent prior to the Separation, rather than as an independent company. We have incurred and will continue to incur ongoing operating expenses to operate as an independent company. These costs will include the cost of various corporate headquarters functions, information technology-related costs and costs to operate stand-alone accounting, legal and other administrative functions. We will also incur non-recurring expenses and non-recurring capital expenditures. As an independent company, our information technology operating costs may be higher than the costs allocated in the historical combined financial statements. It is not practicable to estimate the costs that would have been incurred in each of the periods presented in the historical combined financial statements for the functions described above. Actual costs that would have been incurred if we operated as a stand-alone company during these periods would have depended on various factors, including the chosen organizational structure, what corporate functions the Company might have performed directly or outsourced and strategic decisions the Company might have made in areas such as executive management, legal and other professional services, and certain corporate overhead functions. During the transition from the Former Parent, we may incur non-recurring expenses to expand our infrastructure.
Transactions with Related Parties
We have entered into a Distribution Agreement and various agreements relating to transition services, licenses and certain other matters with the Former Parent. These agreements govern our relationship with the Former Parent and include the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to, at and after the Distribution. For additional information regarding these agreements, see Note 10, Subsequent Events, of the Notes to the Combined Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Clinical-Stage Milestones
Our clinical-stage milestones include the following:

Drug Name	Indication	1H2021	2H2021	1H2022	2H2022	1H2023	2H2023

BHV-7000 Kv7 channel modulator	Focal epilepsy KCNQ2-DEE Bipolar disorder Major depressive disorder				Initiated Phase 1

Troriluzole NCE prodrug of riluzole	Spinocerebellar ataxia ("SCA")			Phase 3 Topline

	Obsessive-Compulsive Disorder (“OCD”)					Complete Enrollment

Taldefgrobep Alfa Anti-myostatin adnectin	Spinal Muscular Atrophy ("SMA")				Start Phase 3

BHV-1100 ARM combo	Multiple Myeloma		Start Phase 1

Milestone Achieved

Form 10-Q Table of Contents
Kv7 Platform
BHV-7000
In April 2022, we closed the acquisition from Knopp Biosciences LLC (“Knopp”) of Channel Biosciences, LLC, a wholly owned subsidiary of Knopp owning the assets of Knopp’s Kv7 channel targeting platform, pursuant to a Membership Interest Purchase Agreement, dated February 24, 2022. The acquisition of the Kv7 channel targeting platform adds the latest advances in ion-channel modulation to our growing neuroscience portfolio. BHV-7000 (formerly known as KB-3061), the lead asset from the Kv7 platform is an activator of Kv7.2/Kv7.3, a key ion channel involved in neuronal signaling and in regulating the hyperexcitable state in epilepsy. In June 2022, our Clinical Trial Application for BHV-7000 was approved by Health Canada, and in July we began clinical development. Our Phase 1 study with BHV-7000 is currently underway and we expect results by the first half of 2023.
Epilepsy
Epilepsy is the initial disease we are targeting with activators from our Kv7 platform. Epilepsy affects approximately 3.5 million Americans, or more than 1.2% of adults and 0.6% of children in the U.S., and more than 50 million patients worldwide, according to the World Health Organization (“WHO”). It is the fourth most common neurological disorder, and many patients struggle to achieve freedom from seizures, with more than one third of patients requiring two or more medications to manage their epilepsy. While the use of anti-seizure medications is often accompanied by dose-limiting side effects, our clinical candidate BHV-7000 is specifically designed to target subtypes of Kv7 potassium channels without engagement of GABAA receptors. The lack of GABAA-R activity potentially gives BHV-7000 a wide therapeutic window which we expect to result in an improved side effect profile, limiting the somnolence and fatigue often seen in patients receiving anti-seizure medications. By adding BHV-7000 to our pipeline, we aim to bring this potassium channel modulator as a potential solution to patients with epilepsy who remain uncontrolled on their current regimens. If our Phase 1 study with BHV-7000 is successfully completed, we expect to initiate at least one pivotal trial in patients with epilepsy in the second half of 2023.
KCNQ2 Developmental Epileptic Encephalopathy
We are currently exploring BHV-7000 as a potential treatment for KCNQ2 developmental epileptic encephalopathy ("KCNQ2-DEE"), a rare pediatric epileptic encephalopathy first described in 2012 resulting from dominant-negative mutations in the KCNQ2 gene. BHV-7000 has been granted Rare Pediatric Disease Designation by the Food and Drug Administration (the "FDA") for the treatment of KCNQ2-DEE.
Mood Disorders
Approximately 1 in 5 adults in the US are living with neuropsychiatric illnesses that are, in turn, associated with inadequate treatment, poor quality of life, disability, and considerable direct and indirect costs. There is significant unmet need for novel and effective therapeutic options that are not limited by long latency periods to clinical effects, low response rates, and significant risks and side effects. Increasing evidence from animal models and clinical trials now suggests that Kv7.2/7.3 targeting drugs offer the potential to treat a spectrum of these neuropsychiatric diseases including, but not limited to, mood disorders, such as major depressive disorder, bipolar disorder and anxiety.
Neuropathic Pain
Neuropathic pain, as defined by the International Association for the Study of Pain, is pain caused by a lesion or disease of the somatosensory nervous system and includes a collection of heterogeneous conditions that are often chronic and debilitating and for which long term therapy is difficult. In the United States, over 30 million adults are estimated to be living with neuropathic pain.
Previous studies have demonstrated the efficacy of Kv7 targeting drugs in clinical trials for pain indications and in animal models. Selective Kv7 potassium channel activators represent a promising new approach in the development of non-opioid therapeutic options for neuropathic pain. In addition to leveraging reduced abuse and addiction risk potential of potassium channel activators, our Kv7 potassium channel platform addresses the complexities of channel subtype physiology through targeted pharmacology to overcome the limitations inherent in unbiased Kv7 activators and is intended to deliver a well-tolerated, highly effective, non-opioid treatment for neuropathic pain.
We are currently evaluating the activity of BHV-7000 and other compounds from our proprietary series of selective Kv7.2/7.3 activators in multiple preclinical models of neuropathic pain.
Glutamate Platform
The most advanced product candidate from our glutamate receptor antagonist platform is troriluzole (previously referred to as trigriluzole and BHV-4157), which is in multiple Phase 3 trials. Other product candidates include BHV-5500, which is an antagonist of the glutamate N-methyl-D-aspartate (“NMDA”) receptor.
Troriluzole
Spinocerebellar Ataxia
In May 2022, the Company announced top-line results from the Phase 3 clinical trial evaluating the efficacy and safety of its investigational therapy,

Form 10-Q Table of Contents
troriluzole, in patients with SCA. The primary endpoint, change from baseline to Week 48 on the modified functional Scale for the Assessment and Rating of Ataxia (f-SARA), did not reach statistical significance in the overall SCA population as there was less than expected disease progression over the course of the study. In the overall study population (N=213), the troriluzole and placebo groups each had mean baseline scores of 4.9 on the f-SARA and the two groups showed minimal change at the 48-week endpoint with f-SARA scores of 5.1 and 5.2, respectively (p=0.76).
Post hoc analysis of efficacy measures by genotype suggests a treatment effect in patients with the SCA Type 3 (“SCA3”) genotype, which represents the most common form of SCA and accounted for 41% of the study population. In the SCA3 subgroup, troriluzole showed a numerical treatment benefit on the change in f-SARA score from baseline to Week 48 compared to placebo (least squares (“LS”) mean change difference -0.55, nominal p-value = 0.053, 95% CI: -1.12, 0.01). SCA patients treated with troriluzole showed minimal disease progression over the study period. Further, in patients in the SCA3 subgroup with mild disease severity at baseline, defined as those who were able to walk without assistance at baseline (i.e., f-SARA Gait Item score = 1), troriluzole demonstrated a greater numerical treatment benefit on the change in f-SARA score from baseline to Week 48 compared to placebo (LS mean change difference -0.71, nominal p-value = 0.031, 95% CI: -1.36, -0.07). Notably, the f-SARA is a novel, 16-point scale developed in collaboration with FDA as the primary outcome measure for this trial; the scale was designed to limit subjectivity of the scale and focus on functional aspects of the disease so that significant changes would be considered clinically meaningful.
Across all SCA genotypes, and SCA3 specifically, patient reported falls, as measured by adverse events, reveal reductions of fall risk in the troriluzole group compared to the placebo.
The risk reduction of falls in the troriluzole group combined with the progression of f-SARA scores in the untreated SCA3 group compared to SCA3 patients on troriluzole demonstrates that SCA3 patients experienced a clinically meaningful improvement in ataxia symptoms on troriluzole treatment. Given these findings and the debilitating nature of SCA, we intend to interact with the FDA and or European Medicines Agency ("EMA") in the first half of 2023. We have not yet decided on the format of such a regulatory interaction but we could seek advice through various formal or informal interactions with regulatory agencies or we could choose to submit an NDA if we believe that is warranted from the results of our ongoing post-hoc analyses. There are currently no FDA-approved medications for the treatment of SCA or any other cerebellar ataxia, and treatment is supportive. In general, multidisciplinary care provides supportive measures and the goal of this treatment is to improve quality of life and survival.
Obsessive Compulsive Disorder
We commenced a Phase 2/3 double-blind, randomized, controlled trial to assess the efficacy of troriluzole in adults with OCD in December 2017. The Phase 2/3 study results were announced in June 2020. Troriluzole 200 mg administered once daily as adjunctive therapy in OCD patients with inadequate response to standard of care treatment showed consistent numerical improvement over placebo on the Yale-Brown Obsessive Compulsive Scale (Y-BOCS) at all study timepoints (weeks 4 to 12) but did not meet the primary outcome measure at week 12. Troriluzole treated subjects (n = 111) had a mean Y-BOCS improvement of -3.4 points from baseline versus -2.9 for placebo-treated (n = 115) subjects [difference -0.5 and p-value = 0.451] at week 4, -5.1 points (n = 96) versus -3.6 for placebo-treated (n = 108) subjects [difference -1.5 and p-value = 0.041] at week 8, and -5.9 points (n = 99) versus -4.9 for placebo-treated (n = 102) subjects [difference -1.0 and p-value = 0.220] at week 12. Troriluzole’s safety profile was generally consistent with past clinical trial experience with its active metabolite, riluzole. Treatment emergent adverse events (“TEAE”s) were mostly reported to be mild in intensity. TEAEs that occurred in at least 5% of patients in the troriluzole group, and more frequently in the troriluzole group than in the placebo group, were headache, dizziness, fatigue, somnolence, nausea and nasopharyngitis.
Given the strong signal in the Phase 2/3 proof of concept study and after receiving feedback from the FDA in an End of Phase 2 meeting, in December 2020 we initiated enrollment in a Phase 3 program. The Phase 3 program will have an estimated total enrollment of 1,300 participants with a primary endpoint of change from baseline on the Y-BOCS total score at week 4, 8 and 10. The two Phase 3 randomized, double-blind, placebo-controlled trials that make-up our Phase 3 program for OCD are currently ongoing with enrollment expected to be completed in 2023.
Glioblastoma
In December 2021, the Global Coalition for Adaptive Research ("GCAR") selected troriluzole for evaluation in Glioblastoma Adaptive Global Innovative Learning Environment - NCT03970447 ("GBM AGILE"). GBM AGILE is a revolutionary patient-centered, adaptive platform trial for registration that tests multiple therapies for patients with newly-diagnosed and recurrent glioblastoma ("GBM"), the most fatal form of brain cancer. Troriluzole will be evaluated in all patient subgroups of the trial which include newly-diagnosed methylated MGMT, newly-diagnosed unmethylated MGMT, and recurrent GBM. Troriluzole was selected for inclusion in GBM AGILE based on compelling evidence showing deregulation of glutamate in GBM. The therapeutic potential of troriluzole in GBM and other oncology indications is supported by several recent clinical and translational research studies conducted with troriluzole and its active moiety.

Form 10-Q Table of Contents
In July 2022, the Company and GCAR announced that enrollment has commenced in GBM AGILE for the evaluation of troriluzole.
Lanicemine
We are developing BHV-5500 (lanicemine), a low-trapping NMDA receptor antagonist. One potential target indication is neuropathic pain, potentially including Complex Regional Pain Syndrome (“CRPS”). CRPS is a rare, chronic pain condition typically affecting limbs and triggered by traumatic injury. Accompanying symptoms also include chronic inflammation and reduced mobility in the affected areas. Other disorders of interest include post-herpetic neuralgia and diabetic peripheral neuropathy. We acquired worldwide rights to BHV-5500 and its oral prodrug BHV-5000 under an exclusive license agreement with AstraZeneca AB in October 2016. Current work is focused on formulation development.
Myostatin Platform
Taldefgrobep Alfa (BHV-2000)
In February 2022, we announced that we entered into a worldwide license agreement with BMS for the development and commercialization rights to taldefgrobep alfa (also known as BMS-986089 and now referred to as BHV-2000), a novel, Phase 3-ready anti-myostatin adnectin. Myostatin is a natural protein that limits skeletal muscle growth, an important process in healthy muscular development. However, in patients with neuromuscular diseases, active myostatin can critically limit the growth needed to achieve developmental and functional milestones. Myostatin inhibition is a promising therapeutic strategy for enhancing muscle mass and strength in a range of pediatric and adult neuromuscular conditions. Taldefgrobep is a muscle-targeted treatment for neuromuscular disease and offers the opportunity for combination therapy.
In July 2022, we commenced enrollment in a Phase 3 clinical trial of BHV-2000 assessing the efficacy and safety of taldefgrobep alfa in Spinal Muscular Atrophy ("SMA"). SMA is a rare, progressively debilitating motor neuron disease in which development and growth of muscle mass are compromised, resulting in progressive weakness and muscle atrophy, reduced motor function, impaired quality of life and often death. The Phase 3 placebo-controlled, double-blind trial is designed to evaluate the efficacy and safety of taldefgrobep as an adjunctive therapy for participants who are already taking a stable dose of nusinersen or risdiplam or have a history of treatment with onasemnogene abeparvovec-xioi, compared to placebo. The study is not restricted nor limited to patients based on ambulatory status or classification of SMA. We expect to enroll approximately 180 patients in this randomized, double-blind, placebo-controlled global trial.
CD-38
BHV-1100
In the fourth quarter of 2021, we initiated a Phase 1a/1b trial in multiple myeloma patients using its antibody recruiting molecule BHV-1100 in combination with autologous cytokine induced memory-like natural killer cells and immune globulin to target and kill multiple myeloma cells expressing the cell surface protein CD38. BHV-1100 is the lead clinical asset from Biohaven’s Antibody Recruiting Molecule ("ARM™") Platform developed from a strategic alliance with PeptiDream Inc. (TYO: 4587). This open-label single center Phase 1a/1b study will assess the safety and tolerability as well as exploratory efficacy endpoints in newly diagnosed multiple myeloma patients who have tested positive for minimal residual disease (“MRD+”) in first or second remission prior to autologous stem cell transplant (“ASCT”). We plan to enroll 30 newly diagnosed multiple myeloma patients. The primary outcome measures are dose limiting toxicities following combination product administration (time frame: 100 days post-combination product administration) and incidence and severity of side effects related to the combination product (time frame: 90 to 100 days post-combination product administration).
MPO Platform
Verdiperstat
We are developing verdiperstat (previously BHV-3241), an oral myeloperoxidase inhibitor for the treatment of neurodegenerative diseases. One potential target indication is Amyotrophic Lateral Sclerosis ("ALS"). In September 2019, we announced that verdiperstat was selected to be studied in the Phase 3 HEALEY ALS Platform Trial, which is being conducted by the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital in collaboration with the Northeast ALS Consortium clinical trial network. Promising investigational drugs were chosen for the HEALEY ALS Platform Trial through a competitive process, with the Healey Center providing partial financial support to successful applicants. The Phase 3 HEALEY ALS Platform Trial of verdiperstat began enrollment in July 2020. Enrollment in the trial was completed in November 2021.
In September 2022, the Company announced that verdiperstat did not statistically differentiate from placebo on the prespecified primary efficacy outcome, disease progression measured by the ALS Functional Rating Scale-Revised and survival, nor the key secondary efficacy measures during the 24-week study period. Initial analysis of safety data was consistent with the overall profile of verdiperstat from prior clinical trial experience. Additional analyses are ongoing, and complete study results will be presented at an upcoming scientific meeting. At this time, we do not have plans to pursue any additional clinical trials evaluating

Form 10-Q Table of Contents
verdiperstat in ALS and we are evaluating its potential in other disease indications.
Verdiperstat was progressed through Phase 2 clinical trials by AstraZeneca. Seven clinical studies have been completed by AstraZeneca, including four Phase 1 studies in healthy subjects, two Phase 2a studies in subjects with Parkinson’s disease, and one Phase 2b study in subjects with MSA. We have entered into an exclusive license agreement with AstraZeneca for the product candidate.
Early Discovery Programs
Kleo Pharmaceuticals, Inc. and Biohaven Labs
In January 2021, we acquired the remaining approximately 58% of Kleo Pharmaceuticals, Inc. ("Kleo") that we did not previously own. We have assumed Kleo's laboratory facilities located in Science Park in New Haven, Connecticut. We are continuing several existing Kleo discovery partnerships, including one with the Bill and Melinda Gates Foundation for the development of a Hyperimmune Globulin Mimic for COVID-19 and one with PeptiDream for the development of immuno-oncology therapeutics (See Note 4).
Biohaven's proprietary Multimodal Antibody Therapy Enhancer ("MATE") conjugation technology uses a new class of synthetic peptide binders to target the spike protein of SARS-CoV-2 that are then selectively conjugated to commercially available intravenous immunoglobulin. The Biohaven synthetic binders for SARS-CoV2 were designed to establish a much wider area and number of contacts with the spike protein that other agents like monoclonal antibodies. In February 2021, we announced that BHV-1200, developed with Biohaven's proprietary MATE platform, has demonstrated functional binding and neutralization of the SARS-CoV-2 virus, including the strains known as the "English" and "South African" variants (also known as B.1.1.7 and B.1.351, respectively). The preliminary experiments conducted by Biohaven Labs and an academic collaborator demonstrated that BHV-1200 substantially reduced viral entry into cells. Accelerated development of the COVID-19 MATE program has been supported by the Bill and Melinda Gates Foundation. In addition, the in vitro data indicated that BHV-1200 may activate important immune system components including antibody-dependent cellular phagocytosis and antibody dependent cellular cytotoxicity. We believe our proprietary MATE-conjugation technology could also be used against other infectious diseases by changing the targeting moiety of its antibody binders.
TDP-43
Agreement with Fox Chase Chemical Diversity Center, Inc.
In May 2019, we entered into an agreement with Fox Chase Chemical Diversity Center Inc. (“FCCDC”) for FCCDC’s TDP-43 assets (the “FCCDC Agreement”). The FCCDC Agreement provides us with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one or more TDP-43 proteinopathies. In connection with the FCCDC Agreement, Biohaven and FCCDC have established a TDP-43 Research Plan that provides for certain milestones to be achieved by FCCDC, and milestone payments to be made by us.
UC1MT
Agreement with University of Connecticut
In October 2018, we entered into an exclusive, worldwide option and license agreement (the "UConn Agreement") with the University of Connecticut ("UConn") for the development and commercialization rights to UC1MT, a therapeutic antibody targeting extracellular metallothionein. Under this agreement, we had the option to acquire an exclusive, worldwide license to UC1MT and its underlying patents to develop and commercialize throughout the world in all human indications (the "UConn Option"). In September 2022, the Company exercised the UConn Option in exchange for a payment of $0.4 million. Under the agreement, UConn will be entitled to milestone payments upon the achievement of specified regulatory and commercial milestones, and royalties of a low single-digit percentage of net sales of licensed products.
Artizan Biosciences, Inc.
In December 2020, we entered into an Option and License Agreement (the "2020 Artizan Agreement") with Artizan Biosciences Inc. ("Artizan"), a biotechnology company focused on addressing inflammatory diseases involving the human intestinal microbiota. Pursuant to the 2020 Artizan Agreement, we acquired an option to obtain a royalty-based license from Artizan to manufacture, use and commercialize certain products. Artizan will use the proceeds to continue advancing the preclinical research and development of its lead program for inflammatory bowel disease, which is anticipated to enter the clinic in early 2023, as well as to explore additional disease targets. In November 2021, we announced a collaborative therapeutic discovery and development program in Parkinson’s disease ("PD"), to exploit recent scientific advances in the understanding of pathogenic roles played by the gut microbiome in PD. In June 2022, we and Artizan executed a non-binding indication of interest which describes terms under which we and Artizan would amend the 2020 Artizan Agreement to eliminate certain milestone payments required by us in exchange for limiting our option to the selection of the first licensed product.
Reliant Glycosciences, LLC
In July 2021, we entered into a development and license agreement with Reliant Glycosciences, LLC ("Reliant") for collaboration on a program with Biohaven Labs’ multifunctional molecules to develop and commercialize conjugated antibodies for therapeutic

Form 10-Q Table of Contents
uses relating to IgA nephropathy and treatment of other diseases and conditions. Under the Agreement, Reliant was entitled to an upfront share payment and will be eligible to receive development milestone payments and royalties of net sales of licensed products.
TRPM3 Antagonists
In January 2022, we entered into an Exclusive License and Research Collaboration Agreement with Katholieke Universiteit Leuven ("KU Leuven") to develop and commercialize TRPM3 antagonists to address the growing proportion of people worldwide living with chronic pain disorders (the "KU Leuven Agreement"). The TRPM3 antagonist platform was discovered at the Centre for Drug Design and Discovery and the Laboratory of Ion Channel Research at KU Leuven. Under the KU Leuven Agreement,we receive exclusive global rights to develop, manufacture and commercialize KU Leuven's portfolio of small-molecule TRPM3 antagonists. The portfolio includes the lead candidate, henceforth known as BHV-2100, which is being evaluated in preclinical pain models and will be the first to advance towards Phase 1 studies. We will support further basic and translational research at KU Leuven on the role of TRPM3 in pain and other disorders. The Company is evaluating and has not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.
MoDE Platform
In January 2021, we entered into a worldwide, exclusive license agreement with Yale University for the development and commercialization of a novel Molecular Degrader of Extracellular Protein ("MoDE") platform (the "Yale MoDE Agreement"). Under the license agreement, we acquired exclusive, worldwide rights to Yale University's intellectual property directed to its MoDE platform. The platform pertains to the clearance of disease-causing protein and other biomolecules by targeting them for lysosomal degradation using multi-functional molecules.
In October 2022, we announced advancements in the development of our MoDE extracellular target degrader platform technology licensed from Yale University for various disease indications, including, but not limited to, neurological disorders, cancer, infectious and autoimmune diseases. Biohaven made further innovations in this ground-breaking technology with new patent applications covering additional targets and functionality.
Components of Our Results of Operations
Revenue
To date, the we have not generated any revenue from product sales and we do not expect to generate any revenue from the sale of products in the near future. If our development efforts for our product candidates are successful and result in regulatory approval or additional license agreements with third parties, then we may generate revenue in the future from product sales.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs as incurred. These expenses include:
•expenses incurred under agreements with contract research organizations (“CROs”) or contract manufacturing organizations (“CMOs”), as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
•manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial materials and commercial materials, including manufacturing validation batches;
•employee-related expenses, including salaries, benefits, travel and non-cash share-based compensation expense for employees engaged in research and development functions;
•costs related to compliance with regulatory requirements;
•development milestone payments incurred prior to regulatory approval of the product candidate; and
•payments made in cash, equity securities or other forms of consideration under third-party licensing or other agreements prior to regulatory approval of the product candidate.
We recognize external development costs based on an evaluation of the progress to completion of specific tasks using estimates of our clinical personnel or information provided to us by our service providers.
Our external direct research and development expenses are tracked on a program-by-program basis for our product candidates and consist primarily of external costs, such as fees paid to outside consultants, CROs, CMOs, and central laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses by program also include fees and certain development milestones incurred under license agreements. We do not allocate employee costs, or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to oversee the research and development as well as for managing our preclinical development, process development, manufacturing and clinical development activities. Many employees work across multiple

Form 10-Q Table of Contents
programs, and we do not track personnel costs by program.
Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will remain significant over the next several years as we increase personnel costs, conduct late-stage clinical trials, and prepare regulatory filings for our product candidates. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license agreements to acquire the rights to our product candidates.
The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:
•the scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development activities;
•establishment of an appropriate safety profile with IND-enabling studies;
•successful patient enrollment in, and the initiation and completion of, clinical trials;
•the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
•establishment of commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;
•acquisition, maintenance, defense and enforcement of patent claims and other intellectual property rights;
•significant and changing government regulation;
•initiation of commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others; and
•maintenance of a continued acceptable safety profile of the product candidates following approval.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs, including salaries, benefits and travel expenses for our executive, finance, business, corporate development and other administrative functions; and non-cash share-based compensation expense. General and administrative expenses also include facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies; and for public relations, audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property.
We anticipate that our general and administrative expenses, including payroll and related expenses, will remain significant in the future as we continue to support our research and development activities and prepare for potential commercialization of our product candidates, if successfully developed and approved. We also anticipate increased expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure, office-related costs, such as information technology costs, and certain costs to establish ourself as a standalone public company, as well as ongoing additional costs associated with operating as an independent, publicly traded company.
Other Income (Expense)
Gain (Loss) from Equity Method Investment
Prior to our acquisition of Kleo in January 2021, we owned approximately 41.9% of the outstanding shares as of December 31, 2020, and accounted for our investment in Kleo under the equity method of accounting. As a result, our proportionate share of Kleo’s net income or loss each reporting period was included in other income (expense), net, in our condensed combined statements of operations and comprehensive loss and results in a corresponding adjustment to the carrying value of the equity method investment on our condensed combined balance sheet.
On January 4, 2021, we acquired the rest of the shares of Kleo, and post-transaction we own 100% of the outstanding shares of Kleo.
Other Income, Net
Other income, net primarily consists of a gain recognized upon the Company’s determination that the value of the contingent value right related to our Kleo acquisition was immaterial as of December 31, 2021. The consideration transferred for the Kleo acquisition included contingent consideration in the form of a contingent value right to receive one dollar in cash for each Kleo share if certain specified Kleo biopharmaceutical products or product candidates receive the approval of the FDA prior to the expiration of 30 months following the effective time of the transaction. The maximum amount payable pursuant to

Form 10-Q Table of Contents
the contingent value right was approximately $17.3 million. At December 31, 2021, the Company determined the value of the contingent value right to be immaterial and recognized a gain of $1.5 million related to the contingent value right in other income, net.
Provision for Income Taxes
The income tax amounts in the condensed combined financial statements have been calculated on a separate return method and are presented as if the Company’s operations were separate taxpayers in the respective jurisdiction. Therefore, tax expense, cash tax payments, and items of current and deferred taxes may not be reflective of our actual tax balances prior to or subsequent to the Distribution.
As a company incorporated in the BVI, we are principally subject to taxation in the BVI. Under the current laws of the BVI, the Company and all dividends, interest, rents, royalties, compensation and other amounts paid by the Company to persons who are not resident in the BVI and any capital gains realized with respect to any shares, debt obligations, or other securities of the Company by persons who are not resident in the BVI are exempt from all provisions of the Income Tax Ordinance in the BVI.
We have historically outsourced all of the research and clinical development for its programs under a master services agreement with Biohaven Pharmaceuticals, Inc. ("BPI"). As a result of providing services under this agreement, BPI was profitable during the nine months ended September 30, 2022 and 2021, and BPI is subject to taxation in the United States. As such, in each reporting period, the tax provision includes the effects of combining the results of operations of BPI.
At September 30, 2022 and December 31, 2021, we continued to maintain a full valuation allowance against our net deferred tax assets, which are comprised primarily of research and development credit carryforwards and future stock based compensation deductions based on management’s assessment that it is more likely than not that the deferred tax assets will not be realized. We recorded an income tax provision during the three and nine months ended September 30, 2022 of $1.2 million and $14.6 million, respectively and a benefit of $1.1 million and $1.1 million during the three and nine months ended September 30, 2021, respectively, which primarily represents U.S. Federal tax and state taxes related to BPI’s profitable operations in the United States.
In January 2021, we completed the acquisition of Kleo. We recorded a full valuation allowance against our Kleo deferred tax assets and periodically review our position. Due to Kleo's cumulative loss history, we determined that a full valuation allowance on these assets was appropriate. We will continue to evaluate the need for a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following tables summarize our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
In thousands
Operating expenses:
Research and development	$52,845	$46,973	$5,872
General and administrative	14,792	8,519	6,273
Total operating expenses	67,637	55,492	12,145
Loss from operations	(67,637)	(55,492)	(12,145)
Other income (expense):
Other income (expense), net	—	(5)	5
Total other (expense) income, net	—	(5)	5
Loss before provision (benefit) for income taxes	(67,637)	(55,497)	(12,140)
Provision (benefit) for income taxes	1,216	(1,132)	2,348
Net loss and comprehensive loss	$(68,853)	$(54,365)	$(14,488)

Form 10-Q Table of Contents
Research and Development Expenses

	Three Months Ended September 30,
	2022	2021	Change
In thousands
Direct research and development expenses by program:
BHV-7000	$4,056	$—	$4,056
Troriluzole	15,272	9,947	5,325
Verdiperstat	2,686	11,955	(9,269)
BHV-1100	128	280	(152)
BHV-1200 (COVID-19)	259	1,113	(854)
BHV-2000	2,898	—	2,898
Other programs	482	199	283
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	21,441	15,675	5,766
Preclinical research programs	3,857	5,915	(2,058)
Other	1,766	1,889	(123)
Total research and development expenses	$52,845	$46,973	$5,872
R&D expenses, including non-cash share-based compensation costs, were $52.8 million for the three months ended September 30, 2022, compared to $47.0 million for the three months ended September 30, 2021. The increase of $5.9 million was primarily due to an increase of $4.1 million in expense for BHV-7000, an increase in expense for BHV-2000 of $2.9 million, an increase in expense for troriluzole of $5.3 million and an increase of $5.8 million in personnel-related costs. These increases were partially offset by decreases in program expense for verdiperstat of $9.3 million and preclinical research programs of $2.1 million. Non-cash share-based compensation expense was $9.7 million for the three months ended September 30, 2022, a decrease of $0.5 million as compared to the same period in 2021.
General and Administrative Expenses
General and administrative expenses were $14.8 million for the three months ended September 30, 2022, compared to $8.5 million for the three months ended
September 30, 2021. The increase of $6.3 million was primarily due to increased expenses related to accounting, legal and other professional fees associated with Pfizer's acquisition of the Former Parent and the Spin-Off. Non-cash share-based compensation expense was $7.3 million for the three months ended September 30, 2022, an increase of $2.1 million as compared to the same period in 2021.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of $1.2 million for the three months ended September 30, 2022, compared to a benefit for income taxes of $1.1 million for the three months ended September 30, 2021. The increase in income tax expense was primarily attributable to the mandatory capitalization of R&D expenses effective January 1, 2022 under the Tax Cuts and Jobs Act, offset by an increased benefit to the Company's foreign derived intangible income deduction and the utilization of Research Tax Credits.

Form 10-Q Table of Contents
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following tables summarize our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
In thousands
Operating expenses:
Research and development	$300,028	$139,668	$160,360
General and administrative	54,492	28,349	26,143
Total operating expenses	354,520	168,017	186,503
Loss from operations	(354,520)	(168,017)	(186,503)
Other income (expense):
Gain from equity method investment	—	5,261	(5,261)
Other (expense) income	(71)	(245)	174
Total other (expense) income, net	(71)	5,016	(5,087)
Loss before provision (benefit) for income taxes	(354,591)	(163,001)	(191,590)
Provision (benefit) for income taxes	14,581	(1,091)	15,672
Net loss and comprehensive loss	$(369,172)	$(161,910)	$(207,262)

Research and Development Expenses

	Nine Months Ended September 30,
	2022	2021	Change
In thousands
Direct research and development expenses by program:
BHV-7000	$123,760	$—	$123,760
Troriluzole	41,914	$39,630	2,284
Verdiperstat	10,807	25,437	(14,630)
BHV-1100	627	1,050	(423)
BHV-1200 (COVID 19)	5,233	1,715	3,518
BHV-2000	9,895	—	9,895
Other programs	695	54	641
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	76,682	48,139	28,543
Preclinical research programs	21,815	18,820	2,995
Other	8,600	4,823	3,777
Total research and development expenses	$300,028	$139,668	$160,360
R&D expenses, including non-cash share-based compensation costs, were $300.0 million for the nine months ended September 30, 2022, compared to $139.7 million for the nine months ended September 30, 2021. The increase of $160.4 million was primarily due to an increase of $123.8 million in expense for BHV-7000 and an increase of $28.5 million in personnel costs related to increases in headcount. The $123.8 million increase in expense for BHV-7000 was primarily due to the Kv7 Platform Acquisition, which resulted in $93.7 million of expense recorded to R&D during the three months ended June 30, 2022, and a $25.0 million milestone expense recognized during the second quarter of 2022 which became payable in June 2022. These increases were partially offset by a decrease in program expense for verdiperstat of $14.6 million. Non-cash share-based compensation expense was $$47.0 million for the nine months ended September 30, 2022, an increase of $14.9 million as compared to the same period in 2021.
General and Administrative Expenses
G&A expenses, including non-cash share-based compensation costs, were $54.5 million for the nine months ended September 30, 2022, compared to $28.3 million for the nine months ended September 30, 2021. The increase of $26.1 million was primarily due to increases in personnel-related costs, including share-based compensation expense, and increased expenses

Form 10-Q Table of Contents
related to accounting, legal and other professional fees associated with the Pfizer acquisition of the Former Parent and spin-off of Biohaven Ltd. as an independent, publicly traded company. Non-cash share-based compensation expense was $31.0 million for the nine months ended September 30, 2022, an increase of $10.4 million as compared to the same period in 2021.
Other (Expense) Income, Net
Other expense, net was a net expense of $0.1 million for the nine months ended September 30, 2022, compared to other income of $5.0 million for the nine months ended September 30, 2021. The decrease of $5.1 million in net income was primarily due to the acquisition of Kleo in January 2021, which resulted in a gain of $5.3 million being recognized during the nine months ended September 30, 2021 upon our remeasurement to fair value of the existing equity interest in Kleo.
Provision (Benefit) for Income Taxes
We recorded a provision for income taxes of $14.6 million for the nine months ended September 30, 2022, compared to a benefit for income taxes of $1.1 million for the nine months ended September 30, 2021. The increase in income tax expense was primarily attributable the mandatory capitalization of R&D expenses effective January 1, 2022 under the Tax Cuts and Jobs Act, offset by an increased benefit to the Company's foreign derived intangible income deduction and the utilization of research tax credits.
Liquidity and Capital Resources
Since inception as a business of the Former Parent, we have not generated any revenue and have incurred significant operating losses and negative cash flows from operations. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval and pursue commercialization of any approved product candidate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates.
Historically, we have funded our operations primarily with proceeds allocated to our business from financing arrangements entered into by the Former Parent and through the one-time issuance of contingently redeemable non-controlling interests. Prior to the Distribution, transfers of cash for general operating, investing, and financing activities and net cost allocation from the Former Parent were reflected in net investment from Former Parent in our combined balance sheets. The cash reported on our condensed combined balance sheet represents cash held by Biohaven entities at the end of the period presented.
As of September 30, 2022, we had cash of $50.7 million, excluding restricted cash of $0.8 million relating to collateral held by a bank for a letter of credit (“LOC”) issued in connection with leased office space in Yardley, Pennsylvania. We continuously assess our working capital needs, capital expenditure requirements, and future investments or acquisitions.
On October 25, 2022, the Company completed a public offering of 28,750,000 of its common shares, including the full exercise of the underwriters' option to purchase additional shares, at a public offering price of $10.50 per share, pursuant to a registration statement on Form S-1 filed with the SEC (the "S-1") that was declared effective by the SEC on October 20, 2022. The net proceeds raised in the offering, after deducting underwriting discounts and expenses of the offering payable by Biohaven, were approximately $282.8 million. The Company intends to use the net proceeds received from the offering for general corporate purposes.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021	Change
In thousands
Net cash used in operating activities	$(222,282)	$(112,784)	$(109,498)
Net cash (used in) provided by investing activities	(40,774)	1,145	(41,919)
Net cash provided by financing activities	237,417	390,832	(153,415)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	—	—
Net (decrease) increase in cash and restricted cash	$(25,639)	$279,193	$(304,832)

Form 10-Q Table of Contents
Operating Activities
Net cash used in operating activities was $222.3 million for the nine months ended September 30, 2022 and primarily consisted of a net loss of $369.2 million adjusted for non-cash items, including share-based compensation expense of $77.9 million, acquisition of an in-process research and development ("IPR&D") asset of $93.7 million of which $35.0 million was paid in cash and classified as an investing activity and $58.7 million was paid in common shares of the Former Parent, depreciation and amortization of $1.0 million, issuance of Former Parent common shares as payment for license and consulting agreements of $1.8 million, as well as the change in our net working capital. The year-over-year increase in cash usage of $109.5 million was primarily due an increase in R&D spending.
Net cash used in operating activities was $112.8 million for the nine months ended September 30, 2021 and primarily consisted of a net loss of $161.9 million adjusted for non-cash items, including share-based compensation expense of $52.7 million, depreciation and amortization of $0.7 million, issuance of common shares of the Former Parent as payment for license and consulting agreements of $7.9 million, gain from equity method investment of $5.3 million, and other non-cash items of $2.0 million, as well as the change in our net working capital.
Investing Activities
Net cash used in investing activities was $40.8 million for the nine months ended September 30, 2022 and was primarily due to our acquisition of Channel Biosciences LLC for $93.7 million of which $35.0 million was paid in cash and classified as a payment for IPR&D asset acquisition under investing activities and $58.7 million was paid in common shares of the Former Parent.
Net cash provided by investing activities was $1.1 million for the nine months ended September 30, 2021 and was due to $1.9 million in cash acquired from the business acquisition of Kleo partially offset by $0.7 million in purchases of lab equipment to support our early discovery programs.
Financing Activities
Net cash provided by financing activities was $237.4 million for the nine months ended September 30, 2022 and was due to $237.4 million in net transfer from Parent for our general operating, investing, and financing activities and net cost allocations from the Former Parent, excluding share-based compensation.
Net cash provided by financing activities was $390.8 million for the nine months ended September 30, 2021 and was primarily due to $390.4 million in net transfer from Parent for our general operating, investing, and financing activities and net cost allocations from the Former Parent, excluding share-based compensation.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we advance and expand preclinical activities, clinical trials and potential commercialization of our product candidates. Our costs will also increase as we:
•continue the development of our clinical-stage neurology assets, including the initiation of a Phase 1 clinical trial for BHV-7000 for the treatment of focal epilepsy and a Phase 3 clinical trial for taldefgrobep alfa for the treatment of SMA;
•continue the development of our glutamate modulation product candidate;
•continue to initiate and progress other supporting studies required for regulatory approval of our product candidates, including long-term safety studies, drug-drug interaction studies, preclinical toxicology and carcinogenicity studies;
•initiate preclinical studies and clinical trials for any additional indications for our current product candidates and any future product candidates that we may pursue;
•continue to build our portfolio of product candidates through the acquisition or in-license of additional product candidates or technologies;
•continue to develop, maintain, expand and protect our intellectual property portfolio;
•pursue regulatory approvals for our current and future product candidates that successfully complete clinical trials;
•support our sales, marketing and distribution infrastructure to commercialize any future product candidates for which we may obtain marketing approval;
•hire additional clinical, medical, commercial, and development personnel; and
•incur additional legal, accounting and other expenses in operating as a public company.
We expect that our cash, as of the date of this Quarterly Report on Form 10-Q, will be sufficient to fund our current forecast for operating expenses, financial commitments and other cash requirements for more than one year. We expect we will need to raise additional capital until we are profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, we may delay, limit or reduce discretionary spending in areas related to research and development activities and other

Form 10-Q Table of Contents
general and administrative expenses in order to fund our operating costs and working capital needs.
We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for troriluzole, or our other product candidates, we expect to incur commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize or whether we commercialize jointly or on our own.
Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:
•the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;
•the costs, timing and outcome of regulatory review of our product candidates;
•the effect of COVID-19 pandemic on our business operations and funding needs;
•the costs and timing of hiring new employees to support our continued growth;
•the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•the extent to which we acquire or in-license other product candidates and technologies
Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we will be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
Contractual Obligations and Commitments
Except as discussed in Note 7, "Commitments and Contingencies" to our Condensed Combined Financial Statements included in Item 1, “Unaudited Condensed Combined Financial Statements,” of this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments as included in our audited combined financial statements included in Exhibit 99.1 to the Form 10.
Critical Accounting Policies and Significant Judgments and Estimates
We have prepared our condensed combined financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). Our preparation of our condensed combined financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures at the date of the condensed combined financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.
During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies as reported in our annual combined financial statements included in Exhibit 99.1 to the Form 10.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations, if applicable, is disclosed in Note 2 to our condensed combined financial statements appearing at the beginning of this Quarterly Report on Form 10-Q.

Form 10-Q Table of Contents
Emerging Growth Company Status
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups (JOBS) Act (the "JOBS Act"), and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions generally include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
We plan to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us as long as we qualify as an emerging growth company, except that we have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act.
We will, in general, remain as an emerging growth company for up to five full fiscal years following the Distribution. We would cease to be an emerging growth company and, therefore, become ineligible to rely on the above exemptions, if we:
•have more than $1.235 billion in annual revenue in a fiscal year;
•issue more than $1 billion of non-convertible debt during the preceding three-year period; or
•become a “large accelerated filer” as defined in Exchange Act Rule 12b-2, which would occur after: (i) we have filed at least one annual report pursuant to the Exchange Act; (ii) we have been an SEC-reporting company for at least twelve months; and (iii) the market value of our common shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.
Smaller Reporting Company Status
Additionally, we are a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation.
We will remain a smaller reporting company as long as either:
•(i) the market value of our common shares held by non-affiliates is less than $250 million as of the last business day of our most recently completed second fiscal quarter; or
•(ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our common shares held by non-affiliates is less than $700 million as of the last business day of our most recently completed second fiscal quarter.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Foreign Currency Translation
Our operations include activities in countries outside the U.S. As a result, our financial results are impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we operate. Our monetary exposures on our balance sheet are currently immaterial to our financial position.
We do not engage in any hedging activities against changes in foreign currency exchange rates.
Market Risk
As of September 30, 2022, we participated in the Former Parent’s centralized treasury management, including centralized cash and securities management, and, as a result, we did not report cash equivalents or marketable securities on our condensed combined balance sheets. As such, our exposure to market risk related to changing interest rates was minimal.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the

Form 10-Q Table of Contents
disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Form 10-Q Table of Contents
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 1A.  Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors have not changed materially from those described in "Risk Factors" of our Registration Statement on Form 10, as amended (Reg. No. 001-41477), which was declared effective by the SEC on September 22, 2022 (the "Form 10"). For a further discussion of risks that could materially affect our business, financial condition or results of operations, we refer you to our Registration Statement on Form S-1, as amended (File No. 333-267928), which was filed with the SEC on October 20, 2022 (the "S-1"). In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in "Risk Factors" of the S-1.
The risks disclosed in the S-1 and information provided elsewhere in this report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. Except for such additional information and the risk factors set forth below, we believe there have been no other material changes in our risk factors from those disclosed in the S-1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Biohaven Ltd. was incorporated on May 2, 2022 under the laws of the British Virgin Islands. On May 2, 2022, Biohaven Pharmaceutical Holding Company Ltd. acquired 100 common shares of Biohaven Ltd. for a nominal capital contribution.
Item 5. Other Information
On November 5, 2022 our Board of Directors appointed George Clark, age 39, Chief Accounting Officer of the Company effective as of November 8, 2022. Mr. Clark joined the Company in March 2018 as Head of SEC Reporting and Technical Accounting, and most recently served as Chief Accounting Officer of the Former Parent from August, 2021 through October 3, 2022. Mr. Clark has also served as Vice President, Finance for BPI since March 2018. Previously, Mr. Clark served in the audit practice at KPMG LLP as Senior Manager from October
2017 through March 2018, and Manager from June 2015 through October 2017. Prior to KPMG, Mr. Clark served at The Hartford Financial Services Group, Inc. ("The Hartford") as Assistant Director, External GAAP Reporting from December 2013 through June 2015, and as Senior Derivative Accounting Specialist from August 2012 through December 2013. Prior to The Hartford, Mr. Clark began his career in the assurance and advisory practices at PricewaterhouseCoopers LLP from September 2010 through August 2012. Mr. Clark received his Bachelor and Master of Science degrees in accounting from the University of Connecticut, and is a licensed Certified Public Accountant in the State of Connecticut.

Form 10-Q Table of Contents
Item 6. Exhibits

Exhibit No.	Description
2.1
Separation and Distribution Agreement, dated as of May 9, 2022, by and among Pfizer Inc., Bulldog (BVI) Ltd. and Biohaven Pharmaceutical Holding Company Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Form 10 (File No. 001-41477) filed on August 10, 2022).

2.2
Agreement and Plan of Merger, dated as of May 9, 2022, by and among Pfizer Inc., Bulldog (BVI) Ltd. and Biohaven Pharmaceutical Holding Company Ltd. (incorporated by reference to Exhibit 2.2 to the Company's Form 10 (File No. 001-41477) filed on August 10, 2022) .

2.3
Membership Interest Purchase Agreement, dated as of February 24, 2022, by and among Biohaven Therapeutics LTD., Knopp Biosciences LLC, Channel Biosciences, LLC and Biohaven Pharmaceutical Holding Company Ltd., solely for the purpose of Section 9.14 (incorporated by reference to Exhibit 2.3 to the Company's Form 10 (File No. 001-41477) filed on August 10, 2022).

3.1
Amended & Restated Memorandum and Articles of Association of Biohaven Ltd. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-41477) filed on October 3, 2022).

10.1
Amended and Restated Agreement, by and between the Registrant and Yale University, dated as of May 6, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-41477) filed on October 3, 2022).

10.2
License Agreement, by and between the Registrant and AstraZeneca AB, dated as of September 4, 2018 (incorporated by reference to Exhibit 10.2 to the Company's Form 10 (File No. 001-41477) filed on August 10, 2022).

10.3
License Agreement between Biohaven Therapeutics LTD. and Bristol-Myers Squibb Company, dated as of December 23, 2021 (incorporated by reference to Exhibit 10.3 to the Company's Form 10 (File No. 001-41477) filed on August 10, 2022).

10.4
ALS Biopharma Agreement, by and among the registrant, ALS Biopharma, LLC and Fox Chase Chemical Diversity Center Inc., dated as of August 10, 2015 (incorporated by reference to Exhibit 10.4 to the Company's Form 10 (File No. 001-41477) filed on August 10, 2022).

10.5
Amendment and Assignment, by and among the Registrant, ALS Biopharma, LLC, Fox Chase Chemical Diversity Center and Biohaven Therapeutics Ltd, dated as of May 29, 2019 (incorporated by reference to Exhibit 10.5 to the Company's Form 10 (File No. 001-41477) filed on August 10, 2022).

10.6
Employment Agreement dated May 9, 2017 by and between Biohaven Pharmaceuticals, Inc. and Vlad Coric (incorporated by reference to Exhibit 10.6 to the Company's Form 10 (File No. 001-41477) filed on August 10, 2022).

10.7
Employment Agreement, dated December 8, 2021, between Biohaven Pharmaceuticals, Inc. and Matthew Buten (incorporated by reference to Exhibit 10.7 to the Company's Form 10 (File No. 001-41477) filed on August 10, 2022).

10.8
Offer Letter dated February 21, 2017 by and between Biohaven Pharmaceuticals, Inc. and Elyse Stock (incorporated by reference to Exhibit 10.8 to the Company's Form 10 (File No. 001-41477) filed on August 10, 2022).

10.9
Employment Agreement dated February 1, 2014 by and between Biohaven Pharmaceuticals, Inc. and Kimberly A. Gentile (incorporated by reference to Exhibit 10.9 to the Company's Form 10 (File No. 001-41477) filed on August 10, 2022).

10.10
Employment Agreement, dated March 29, 2016, between Biohaven Pharmaceutical Holding Company Ltd. and John Tilton (incorporated by reference to Exhibit 10.10 to the Company's Form 10 (File No. 001-41477) filed on August 10, 2022).

10.11	2022 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to Company’s Registration Statement on Form S-8 filed on October 11, 2022).

10.12
Form of Restricted Share Unit Grant Notice and Restricted Share Unit Award Agreement under 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company's Form 10 (File No. 001-41477) filed on September 7, 2022).

10.13
Form of Share Option Grant Notice and Share Option Agreement under 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company's Form 10 (File No. 001-41477) filed on September 7, 2022).

10.14	Legacy Equity Award Settlement Plan (incorporated by reference to Exhibit 4.4 to Company’s Registration Statement on Form S-8 filed on October 11, 2022).

10.15	2022 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.3 to Company’s Registration Statement on Form S-8 filed on October 11, 2022).

10.16
Form of Employment Agreement by and between Biohaven Ltd. and Vladimir Coric Form of Employment Agreement by and between Biohaven Ltd. and Matthew Buten (incorporated by reference to Exhibit 10.16 to the Company's Form 10 (File No. 001-41477) filed on September 7, 2022).

10.17	Form of Employment Agreement by and between Biohaven Ltd. and Matthew Buten (incorporated by reference to Exhibit 10.17 to the Company's Form 10 (File No. 001-41477) filed on September 7, 2022).

10.18	Amended and Restated Offer of Employment, by and between Biohaven Pharmaceuticals, Inc. and Bruce Car.

Form 10-Q Table of Contents

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Form 10 (File No. 001-41477) filed on September 14, 2022).
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101	The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Combined Balance Sheets, (ii) the Condensed Combined Statements of Operations and Comprehensive Loss, (iii) the Condensed Combined Statements of Cash Flows and (iv) the Notes to Condensed Combined Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
___________________________________________________
‡    These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Form 10-Q Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOHAVEN LTD.
Dated: November 9, 2022
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Matthew Buten
Matthew Buten
Chief Financial Officer
(Principal Financial Officer)