Form 10-Q
period 2023-03-31
Biohaven Ltd.
filed 2023-05-12
CIK 1935979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2023, the registrant had 68,224,979 common shares, without par value per share, outstanding.
2

Form 10-Q Table of Contents
Part I.     Financial Information

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$125,031	$204,877
Marketable securities	262,998	260,464
Prepaid expenses	26,400	20,945
Income tax receivable	43,830	46,139
Restricted cash held on behalf of Former Parent	61,548	35,212
Other current assets	24,669	19,331
Total current assets	544,476	586,968
Property and equipment, net	17,494	17,512
Intangible assets	18,400	18,400
Goodwill	1,390	1,390
Other non-current assets	36,761	37,513
Total assets	$618,521	$661,783
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$14,456	$10,703
Due to Former Parent	61,548	35,212
Accrued expenses and other current liabilities	38,002	44,106
Total current liabilities	114,006	90,021
Long-term operating lease liability	29,760	30,581
Other non-current liabilities	2,497	2,410
Total liabilities	146,263	123,012
Commitments and contingencies (Note 11)
Shareholders' Equity:
Preferred shares, no par value; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common shares, no par value; 200,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 68,212,479 and 68,190,479 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	616,246	615,742
Additional paid-in capital	17,462	13,869
Accumulated deficit	(161,616)	(91,124)
Accumulated other comprehensive income	166	284
Total shareholders' equity	472,258	538,771
Total liabilities and shareholders' equity	$618,521	$661,783
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$63,461	$70,096
General and administrative	14,321	19,677
Total operating expenses	77,782	89,773
Loss from operations	(77,782)	(89,773)
Other income (expense):
Other income (expense), net	8,229	(4)
Total other income (expense), net	8,229	(4)
Loss before provision for income taxes	(69,553)	(89,777)
Provision for income taxes	939	7,255
Net loss	$(70,492)	$(97,032)
Net loss per share — basic and diluted	$(1.03)	$(2.46)
Weighted average common shares outstanding—basic and diluted	68,206,879	39,375,944
Comprehensive loss:
Net loss	$(70,492)	$(97,032)
Other comprehensive loss, net of tax	(118)	—
Comprehensive loss	$(70,610)	$(97,032)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(70,492)	$(97,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,765	40,120
Depreciation and amortization	1,649	250
Issuance of Former Parent common shares as payment for license and consulting agreements	—	1,779
Other non-cash items	(1,746)	(250)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(279)	3,239
Accounts payable	3,753	1,927
Accrued expenses and other liabilities	(14,288)	(8,869)
Net cash used in operating activities	(77,638)	(58,836)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	29,498	—
Purchases of marketable securities	(29,822)	—
Purchases of property and equipment	(735)	(246)
Net cash used in investing activities	(1,059)	(246)
Cash flows from financing activities:
Net transfers from Former Parent	—	23,033
Change in restricted cash due to Former Parent	26,336	—
Other	332	—
Net cash provided by financing activities	26,668	23,033
Effects of exchange rates on cash, cash equivalents, and restricted cash	15	—
Net decrease in cash, cash equivalents, and restricted cash	(52,014)	(36,049)
Cash, cash equivalents, and restricted cash at beginning of period	242,604	77,057
Cash, cash equivalents, and restricted cash at end of period	$190,590	$41,008
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Separation from Biohaven Pharmaceutical Holding Company Ltd.
On May 9, 2022, Biohaven Pharmaceutical Holding Company Ltd. (the "Former Parent"), Pfizer Inc. (“Pfizer”) and Bulldog (BVI) Ltd., a wholly owned subsidiary of Pfizer (“Merger Sub”), entered into an
Agreement and Plan of Merger (the “Merger Agreement”), which provided for the acquisition by Pfizer of the Former Parent through the merger of Merger Sub with and into the Former Parent (the “Merger”). In connection with the Merger Agreement, the Former Parent and Biohaven entered into a Separation and Distribution Agreement, dated as of May 9, 2022 (the “Distribution Agreement”). In connection with the Distribution Agreement, the Board of Directors of the Former Parent approved and directed the Former Parent’s management to effect the Spin-Off (as defined below) of the business, operations, and activities that are not the CGRP Business (as defined below), including the Kv7 ion channel activators, glutamate modulation, MPO inhibition and myostatin inhibition platforms, preclinical product candidates, and certain corporate infrastructure currently owned by the Former Parent.
To implement the Spin-Off, the Former Parent transferred the related license agreements, intellectual property and corporate infrastructure, including certain non-commercial employee agreements, share based awards and other corporate agreements (the "Business") to Biohaven, through a series of internal restructuring transactions. Descriptions of historical business activities in these Notes to Condensed Consolidated Financial Statements are presented as if these transfers had already occurred, and the Former Parent’s activities related to such assets and liabilities had been performed by the Company.
On October 3, 2022, the Former Parent completed the distribution (the “Distribution”) to holders of its common shares of all of the outstanding common shares of Biohaven and the spin-off of Biohaven from the Former Parent (the “Spin-Off”) described in Biohaven’s Information Statement (the “Information Statement”) attached as Exhibit 99.1 to Biohaven’s Registration Statement on Form 10, as amended, which was declared effective by the Securities and Exchange Commission ("SEC") on September 22, 2022. Each holder of Former Parent common shares received one common share of Biohaven for every two Former Parent common shares held of record as of the close of business on September 26, 2022. In the Distribution, an aggregate of 35,840,459 Biohaven common shares were issued. The aggregate number of common shares issued in connection with the Distribution did not include 2,611,392 common shares to be issued in connection with Former Parent stock options that were exercised on October 3, 2022 and 924,093 common shares to be issued in connection with Former Parent restricted

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

stock units that vested on October 3, 2022. As a result of the Distribution, Biohaven became an independent, publicly traded company. Collectively, we refer to the Distribution and Spin-Off throughout this Quarterly Report on Form 10-Q as the "Separation."
The Separation generally resulted in (a) the Company directly or indirectly owning, assuming, or retaining certain assets and liabilities of the Former Parent and its subsidiaries related to the Former Parent’s pipeline assets and businesses and (b) the Former Parent directly or indirectly owning, assuming, or retaining all other assets and liabilities, including those associated with the Former Parent’s platform for the research, development, manufacture and commercialization of calcitonin gene-related receptor antagonists, including rimegepant, zavegepant and the Heptares Therapeutics Limited preclinical CGRP portfolio and related assets (the “CGRP Business”).
In connection with the Separation, the Company entered into various agreements relating to transition services, licenses and certain other matters with the Former Parent. For additional information regarding these agreements, see Note 13, "Related Party Transactions."
Basis of Presentation
On October 3, 2022, the Company became a standalone publicly traded company, and its financial statements are now presented on a condensed consolidated basis. Prior to the Separation on October 3, 2022, the Company’s historical combined financial statements were prepared on a standalone basis and were derived from the Former Parent's consolidated financial statements and accounting records. The financial statements for all periods presented, including the historical results of the Company prior to October 3, 2022, are now referred to as "Condensed Consolidated Financial Statements," and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
Periods Prior to the Separation
For periods prior to the Separation, the condensed consolidated financial statements present, on a historical basis, the combined assets, liabilities, expenses and cash flows directly attributable to the Business, which have been prepared from the Former Parent’s consolidated financial statements and accounting records, and are presented on a stand-alone basis as if the operations had been conducted independently from the Former Parent. The condensed consolidated financial statements of operations and comprehensive loss for periods prior to the Separation include all costs directly related to the Business, including costs for facilities, functions and services utilized by the Company. The condensed consolidated statements of operations and comprehensive loss for periods prior to the Separation also include allocations for various expenses related to the Former Parent’s corporate functions, including research and development, human resources, information technology, facilities, tax, shared services, accounting, finance and legal. These expenses were allocated on the basis of direct usage or benefit when specifically identifiable, with the remainder allocated on a proportional cost allocation method primarily based on employee labor hours or direct expenses. Management believes the assumptions underlying the condensed consolidated financial statements, including the expense methodology and resulting allocation, are reasonable for all periods presented. However, the allocations may not include all of the actual expenses that would have been incurred by the Company and may not reflect its consolidated results of operations, financial position and cash flows had it been a standalone company during the periods presented. It is not practicable to estimate actual costs that would have been incurred had the Company been a standalone company and operated as an unaffiliated entity during the periods presented. Actual costs that might have been incurred had the Company been a standalone company would depend on a number of factors, including the chosen organizational structure, what corporate functions the Company might have performed directly or outsourced and strategic decisions the Company might have made in areas such as executive management, legal and other professional services, and certain corporate overhead functions.
The income tax amounts in the condensed consolidated financial statements for periods prior to the separation was calculated on a separate return method and presented as if the Company’s operations were separate taxpayers in the respective jurisdiction. Therefore, tax expense, cash tax payments, and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the Distribution.
For periods prior to the Separation, the Company's equity balance in these condensed consolidated financial statements represents the excess of total assets over liabilities. Net investment from Former Parent is primarily impacted by contributions from Former Parent, which are the result of net funding provided by or distributed to Former Parent. As a result of the

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
1.   Nature of the Business and Basis of Presentation (Continued)
Separation, the Company’s Net investment from Former Parent balance was reclassified to common shares. The Net investment from Former Parent balance reclassified to common shares during the fourth quarter of 2022 included separation-related adjustments of $27,811. The adjustments related primarily to differences in the amount of assets and liabilities transferred to the Company upon the Separation and the amount of the transferred assets and liabilities reported in the company’s combined balance sheet as of September 30, 2022. Additional separation-related adjustments could be recorded in future periods.
Going Concern
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.
Through May 12, 2023, the Company has funded its operations primarily with proceeds from its Former Parent, proceeds from the public offering of its common shares in October 2022, and the cash contribution received from the Former Parent at the Separation as discussed below. The Company has incurred recurring losses since its inception and expects to continue to generate operating losses for the foreseeable future.
As of the date of issuance of these condensed consolidated financial statements, the Company expects its existing cash, cash equivalents and marketable securities will be sufficient to fund operating expenses, financial commitments and other cash requirements for at least one year after the issuance date of these financial statements.
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
2.   Summary of Significant Accounting Policies
Our significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K"). Updates to our accounting policies are discussed below in this Note 2.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the results of its operations and its cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods or any future year or period.  The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

financial statements include, but are not limited to, the valuation of intangible assets, determining the allocations of costs and expenses from the Former Parent and the accrual for research and development expenses. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
Restricted Cash
The following represents a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash as of March 31, 2023 and March 31, 2022, respectively, in the condensed consolidated statements of cash flows:

	As of March 31, 2023	As of March 31, 2022
Cash and cash equivalents	$125,031	$40,258
Restricted cash held on behalf of Former Parent	61,548	—
Restricted cash (included in other current assets)	1,438	—
Restricted cash (included in other non-current assets)	2,573	750
Total cash, cash equivalents and restricted cash at the end of the period in the condensed consolidated statement of cash flows	$190,590	$41,008
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

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3. Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of debt securities available-for-sale by type of security at March 31, 2023 and December 31, 2022 were as follows:

	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
Debt securities
U.S. corporate bonds	$142,186	$—	$142,186	$45	$(250)	$141,981
Foreign corporate bonds	49,200	—	49,200	—	(45)	49,155
U.S. treasury bills	39,788	—	39,788	3	(9)	39,782
U.S. agency bonds	42,098	—	42,098	—	(22)	42,076
Total	$273,272	$—	$273,272	$48	$(326)	$272,994

December 31, 2022
Debt securities
U.S. corporate bonds	$142,697	$—	$142,697	$25	$(135)	$142,587
Foreign corporate bonds	36,766	—	36,766	9	(32)	36,743
U.S. treasury bills	89,308	—	89,308	17	(5)	89,320
U.S. agency bonds	41,734	—	41,734	—	(24)	41,710
Total	$310,505	$—	$310,505	$51	$(196)	$310,360
The fair value of debt securities available-for-sale by classification in the condensed consolidated balance sheets was as follows:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$9,996	$49,896
Marketable securities	262,998	260,464
Total	$272,994	$310,360
The net amortized cost and fair value of debt securities available-for-sale at March 31, 2023 and December 31, 2022 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

	March 31, 2023		December 31, 2022
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$273,272	$272,994	$310,505	$310,360

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.  Marketable Securities (Continued)

Summarized below are the debt securities available-for-sale the Company held at March 31, 2023 and December 31, 2022 that were in an unrealized loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months
	Number of Securities	Fair Value	Unrealized Losses
March 31, 2023
Debt securities
U.S. corporate bonds	19	$112,255	$(250)
Foreign corporate bonds	6	49,154	(45)
U.S. treasury bills	1	9,867	(9)
U.S. agency bonds	4	42,076	(22)
Total	30	$213,352	$(326)

December 31, 2022
Debt securities
U.S. corporate bonds	16	$104,508	$(135)
Foreign corporate bonds	3	31,886	(32)
U.S. treasury bills	1	9,762	(5)
U.S. agency bonds	4	41,710	(24)
Total	24	$187,866	$(196)

The Company did not have any investments in a continuous unrealized loss position for more than twelve months as of March 31, 2023 and December 31, 2022.
The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the credit quality of the investment security based on research performed by external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. As of March 31, 2023, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.
Net Investment Income
Gross investment income includes income from debt securities available-for-sale, money-market funds, cash and restricted cash. Sources of net investment income included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 were as follows:

Three Months Ended March 31,
2023
Gross investment income	$4,190
Investment expenses	(70)
Net investment income (excluding net realized capital losses)	4,120
Net realized capital losses	(21)
Net investment income	$4,099
The Company had no investment income during the three months ended March 31, 2022.

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.  Marketable Securities (Continued)

We utilize the specific identification method in computing realized gains and losses. The proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three months ended March 31, 2023 were as follows:

Three Months Ended March 31,
2023
Proceeds from sales	$2,498
Gross realized capital losses	21
The Company had no proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three months ended March 31, 2022.
4.   Fair Value of Financial Assets and Liabilities
The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires certain assets and liabilities to be reflected at their fair value and others to be reflected on another basis, such as an adjusted historical cost basis. In this note, the Company provides details on the fair value of financial assets and liabilities and how it determines those fair values.
Financial Instruments Measured at Fair Value on the Condensed Consolidated Balance Sheets
Certain assets of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 “Fair Value of Financial Assets and

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
Liabilities” in the 2022 Form 10-K. Financial assets measured at fair value on a recurring basis on the condensed consolidated balance sheets at March 31, 2023 and December 31, 2022 were as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
March 31, 2023
Current assets:
Cash equivalents	Money market funds	$41,135	$—	$—	$41,135
Cash equivalents	U.S. treasury bills	—	9,996	—	9,996
Marketable securities	U.S. treasury bills	—	29,786	—	29,786
Marketable securities	U.S. corporate bonds	—	141,981	—	141,981
Marketable securities	U.S. agency bonds	—	42,076	—	42,076
Marketable securities	Foreign corporate bonds	—	49,155	—	49,155
Total current assets		$41,135	$272,994	$—	$314,129

December 31, 2022
Current assets:
Cash equivalents	Money market funds	$72,866	$—	$—	$72,866
Cash equivalents	U.S. treasury bills	—	39,948	—	39,948
Cash equivalents	U.S. corporate bonds	—	9,948	—	9,948
Marketable securities	U.S. treasury bills	—	49,372	—	49,372
Marketable securities	U.S. corporate bonds	—	132,639	—	132,639
Marketable securities	U.S. agency bonds	—	41,710	—	41,710
Marketable securities	Foreign corporate bonds	—	36,743	—	36,743
Total current assets		$72,866	$310,360	$—	$383,226
The Company had no financial liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at March 31, 2023 and December 31, 2022.
There were no securities transferred between Level 1, 2 and 3 during the three months ended March 31, 2023 or 2022.

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of March 31, 2023	As of December 31, 2022
Building and land	$12,297	$12,297
Computer hardware and software	780	780
Office and lab equipment	7,349	5,501
Furniture and fixtures	1,202	1,202
	$21,628	$19,780
Accumulated depreciation	(5,669)	(4,914)
	15,959	14,866
Equipment not yet in service	1,535	2,646
Property and equipment, net	$17,494	$17,512
Depreciation expense was $764 and $209 for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023 and December 31, 2022, computer software costs included in property and equipment were $760 and $760, net of accumulated amortization of $528 and $464, respectively. Depreciation and amortization expense for capitalized computer software costs were not material for the three months ended March 31, 2023 or 2022.
Equipment not yet in service primarily consisted of lab equipment that had not been placed into service as of March 31, 2023 and December 31, 2022.
Other Non-current Assets
Other non-current assets consisted of the following:

	As of March 31, 2023	As of December 31, 2022
Operating lease right-of-use assets	$34,032	$34,928
Other	2,729	2,585
Other non-current assets	$36,761	$37,513
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of March 31, 2023	As of December 31, 2022
Accrued employee compensation and benefits	$4,306	$14,603
Accrued clinical trial costs	17,629	17,788
Clinical supply manufacturing contract liability (1)	7,356	—
Other accrued expenses and other current liabilities	8,711	11,715
Accrued expenses and other current liabilities	$38,002	$44,106
(1)     Represents the Company's liability under a clinical supply manufacturing agreement entered into during the first quarter of 2023. The Company has recorded a corresponding asset within other current assets on the condensed consolidated balance sheet as of March 31, 2023.
6.   Acquisitions
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

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
6.   Acquisitions (Continued)

The Company accounted for this purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, IPR&D. The IPR&D asset has no alternative future use and relates to intellectual property rights related to the Kv7 platform lead, now BHV-7000. There was no material value assigned to any other assets or liabilities acquired in the acquisition. As such, during the second quarter of 2022, the Company recorded a charge to research and development ("R&D") expense in the accompanying condensed consolidated statements of operations and comprehensive loss of $93,747.
During the second quarter of 2022, the Company recorded $25,000 to R&D expense in the condensed consolidated statements of operations and comprehensive loss for a regulatory milestone payment made to Knopp.
Excluding the milestone payment noted above, the Company has not recorded any of the possible contingent consideration payments to Knopp as a liability in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at March 31, 2023.
7.   Shareholders' Equity
Changes in shareholders’ equity for the three months ended March 31, 2023 and March 31, 2022 were as follows:

	Common Shares
	Shares	Amount	Net Investment from Former Parent	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balances as of December 31, 2022	68,190,479	$615,742	$—	$13,869	$(91,124)	$284	$538,771
Issuance of common shares under equity incentive plan	22,000	504	—	(172)	—	—	332
Non-cash share-based compensation expense	—	—	—	3,765	—	—	3,765
Net loss	—	—	—	—	(70,492)	—	(70,492)
Other comprehensive loss	—	—	—	—	—	(118)	(118)
Balances as of March 31, 2023	68,212,479	$616,246	$—	$17,462	$(161,616)	$166	$472,258

	Common Shares
	Shares	Amount	Net Investment from Former Parent	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance as of December 31, 2021	—	$—	$34,691	$—	$—	$—	$34,691
Net loss	—	—	(97,032)	—	—	—	(97,032)
Net transfers from Former Parent	—	—	108,440	—	—	—	108,440
Balance as of March 31, 2022	—	$—	$46,099	$—	$—	$—	$46,099

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
8. Accumulated Other Comprehensive Income
Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2023:

Three Months Ended March 31, 2023
Net unrealized investment gains (losses):
Beginning of period balance	$(145)
Other comprehensive loss before reclassifications(1)	(154)
Amounts reclassified from accumulated other comprehensive loss(1)(2)	21
Other comprehensive loss(1)	(133)
End of period balance	(278)

Foreign currency translation adjustments:
Beginning of period balance	429
Other comprehensive income(1)	15
End of period balance	444

Total beginning of period accumulated other comprehensive income	284
Total other comprehensive loss	(118)
Total end of period accumulated other comprehensive income	$166
(1) There was no tax on other comprehensive income and immaterial tax on amounts reclassified from accumulated other comprehensive income (loss) during the period.
(2) Amounts reclassified from accumulated other comprehensive income (loss) for specifically identified debt securities are included in other income (expense), net on the condensed consolidated statement of operations.
The Company had no accumulated other comprehensive income (loss) included in shareholder's equity as of March 31, 2022 and no amounts reclassified from accumulated other comprehensive income (loss) during the three months ended March 31, 2022.
9.   Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven was calculated as follows:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(70,492)	$(97,032)
Denominator:
Weighted average common shares outstanding—basic and diluted(1)	68,206,879	39,375,944
Net loss per share — basic and diluted	$(1.03)	$(2.46)
(1)     Prior to the Spin-Off from the Former Parent on October 3, 2022, Biohaven did not operate as an independent company. At the time of the Distribution, 39,375,944 shares of the Company's common stock were distributed to the Former Parent's shareholders, including common shares issued in connection with Former Parent share options that were exercised on October 3, 2022 and common shares issued in connection with Former Parent restricted share units that vested on October 3, 2022. This number of shares is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Spin-Off.
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

As of March 31,
2023
Options to purchase common shares	9,083,715
10.  License Agreements
The following is a summary of all license agreements that the Company has entered into. As of March 31, 2023, the Company has potential future developmental, regulatory and commercial milestone payments under these agreements of up to approximately $125,125, $567,350, and $1,420,450, respectively. As of March 31, 2023 the Company has not

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10.  License Agreements (Continued)
made any developmental, regulatory or commercial milestone payments under these agreements.
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
For the three months ended March 31, 2023 and 2022, the Company did not record any material expense or make any milestone or royalty payments under the Yale Agreement.
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
The Company recorded research and development expense related to the Yale MoDE SRA of $333 and $1,666 for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, the Company did not make any milestone or royalty payments under the Yale MoDE Agreement.
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

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10.  License Agreements (Continued)
application assigned under the ALS Biopharma Agreement, or if the Company ceases operations, it has agreed to reassign the applicable patent rights back to ALS Biopharma.
For the three months ended March 31, 2023 and 2022, the Company did not record any expense or make any milestone or royalty payments under the ALS Biopharma Agreement.
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
For the three months ended March 31, 2023 and 2022, the Company did not record any expense or make any milestone or royalty payments under the 2016 AstraZeneca Agreement.
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
For the three months ended March 31, 2023 and 2022, the Company did not record any material expense or make any milestone or royalty payments under the 2018 AstraZeneca Agreement.

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
In addition, the Company is obligated to pay FCCDC milestone payments totaling up to $3,000 with $1,000 for each additional NDA filing. The Company also issued a warrant to FCCDC, granting FCCDC the option to purchase up to 100,000 of the Former Parent’s common shares, at a strike price of $56.46 per share, subject to vesting upon achievement of certain milestones in development of TDP-43. In connection with the Separation, the warrants issued to FCCDC were vested and settled, resulting in $4,245 being recorded as research and development expense in the fourth quarter of 2022.
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
The Company did not record any material research and development expense or make any milestone payments related to the FCCDC Agreement in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2023 and 2022.
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
For the three months ended March 31, 2023 and 2022, the Company did not record any research and development expense or make any milestone payments related to the UConn Agreement.
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

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10.  License Agreements (Continued)
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
For the three months ended March 31, 2023 and 2022, the Company did not record any research and development expense or make any milestone payments related to the 2020 Artizan Agreement and the 2021 Artizan Agreement.
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
For the three months ended March 31, 2023 and 2022, the Company did not record any material research and development expense or make any milestone payments related to the Moda Agreement.
Reliant Agreement
In July 2021, the Company entered into a development and licensing agreement (the "Reliant Agreement") with Reliant Glycosciences LLC ("Reliant"), pursuant to which the Company and Reliant have agreed to collaborate on a program with Biohaven Labs’ multifunctional molecules to develop and commercialize conjugated antibodies for therapeutic uses relating to IgA nephropathy and treatment of other diseases and conditions. Under the Reliant Agreement, the Company paid Reliant an upfront payment in the form of issuance of common shares of the Former Parent valued at approximately $3,686, which the Company recorded as research and development expense on its condensed consolidated statement of operations and comprehensive loss. In addition, Reliant will be eligible to receive development and regulatory milestone payments of up to $36,500, and royalties of a low single-digit percentage of net sales of licensed products.
For the three months ended March 31, 2023 and 2022, the Company did not record any material research and development expense related to the Reliant Agreement.

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10.  License Agreements (Continued)
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
Excluding the upfront payments discussed above, for the three months ended March 31, 2023 and 2022, the Company did not record any material research and development expense related to the KU Leuven Agreement.
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
For the three months ended March 31, 2023 and 2022, the Company did not record any material expense or make any milestone or royalty payments under the Taldefgrobep Alfa License Agreement.
Agreement with Hangzhou Highlightll Pharmaceutical Co. Ltd.
In March 2023, the Company and Hangzhou Highlightll Pharmaceutical Co. Ltd. ("Highlightll") entered into an exclusive, worldwide (excluding People’s Republic of China and its territories and possessions) license agreement (the "Highlightll Agreement") pursuant to which Biohaven obtained the right to research, develop, manufacture and commercialize Highlightll’s brain penetrant dual TYK2/JAK1 inhibitor program. As partial consideration for the Highlightll Agreement, the Company is obligated to pay Highlightll a cash payment of $10,000 and 721,136 common shares valued at approximately $10,000 as of the date the Highlightll Agreement was executed, upon the completion of certain post-closing activities, which were not completed as of March 31, 2023.
Under the Highlightll Agreement, the Company is obligated to make milestone payments to Highlightll totaling up to $200,000 upon the achievement of specified developmental, regulatory and commercial milestones for a first indication, up to $100,000 upon the achievement of pre-specified developmental, regulatory and commercial milestones for a second indication, and up to $650,000 upon the achievement of specified sales-based milestones. Additionally, the Company has agreed to make tiered royalty payments as a percentage of net sales starting at mid single digits and peaking at low teens digits. During the royalty term, if the Company offers to include China clinical sites in its Phase 3 study sufficient for submission to Chinese National Medical Products Administration and Highlightll, at its sole discretion, agrees, then Highlightll will pay royalties in the low tens digits to the Company on China sales upon approval.
The Highlightll Agreement terminates on a country-by-country basis upon expiration of the royalty term and can also be terminated if certain events occur, e.g., material breach or insolvency.
For the three months ended March 31, 2023 and 2022, the Company did not record any material research and development expense or make any milestone payments related to the Highlightll Agreement.
11.   Commitments and Contingencies
Lease Agreements
The Company leases certain office and laboratory space. There have been no material changes to the

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  Commitments and Contingencies (Continued)

lease obligations from those disclosed in Note 12, "Commitments and Contingencies" to the consolidated financial statements included in the Company's 2022 Annual Report on Form 10-K.
Research Commitments
The Company has agreements with several contract manufacturing organizations ("CMOs") and contract research organizations ("CROs") to provide products and services in connection with the Company’s preclinical studies and clinical trials. As of March 31, 2023, the Company had remaining maximum research commitments in excess of one year of approximately $16,325, which are variable based on the number of trial participants, and contingent upon the achievement of certain milestones of the clinical trials covered under the agreements. If all related milestones are achieved, the Company expects these amounts to be paid over the next five years.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2023 or December 31, 2022.
License Agreements
The Company entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 10).
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of March 31, 2023, there were no matters which would have a material impact on the Company’s financial results.
12. Income Taxes
The following table provides a comparative summary of the Company's income tax provision and effective income tax rate for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Income tax provision	$939	$7,255
Effective income tax rate	1.4%	8.1%
The decrease in income tax expense for the three months ended March 31, 2023 as compared to 2022 was primarily attributable to amortization of capitalized R&D expenses effective January 1, 2022 under the Tax Cuts and Jobs Act, utilization of R&D tax credits and an increase of the Company's foreign derived intangible income deduction.
13. Related Party Transactions
Relationship with the Former Parent
Upon the effectiveness of the Separation on October 3, 2022, the Former Parent ceased to be a related party to the Company.
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

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
13. Related Party Transactions (continued)
accounting and other services. The Company will pay the Former Parent, and the Former Parent will pay the Company, for any such services received by the Former Parent or the Company, as applicable, at agreed amounts as set forth in the Transition Services Agreement.
Amounts received in connection with the Transition Services Agreement are recorded as other income on the condensed consolidated statement of operations and comprehensive loss, as they are outside of the normal operating business of the Company. For the three months ended March 31, 2023, the Company recorded $3,885 in other income reflecting transition services provided to the Former Parent. As of March 31, 2023, the Company had a receivable of $3,906 included in other current assets on the condensed consolidated balance sheet as of March 31, 2023 relating to transition services provided to the Former Parent.
United States Distribution Services Agreement. The Company entered into a United States Distribution Services Agreement with the Former Parent, pursuant to which the Company shall continue to serve as the Former Parent’s distributor and agent for the distribution of the pharmaceutical product Nurtec ODT in the United States for a limited period of time following the Spin-Off. Under the Distribution Services Agreement, the Former Parent and Pfizer Inc. have agreed to indemnify the Company for, among other things, losses resulting from the conduct of the distribution business or actions taken at the direction of the Former Parent.
As the Company is acting as an agent of the Former Parent for services performed under the Distribution Services Agreement, no amounts for revenues or expenses relating to the services performed thereunder are included on the Company's condensed consolidated financial statements. As of March 31, 2023, the Company recorded restricted cash held on behalf of Former Parent of $61,548 and Due to Former Parent of $61,548 on the condensed consolidated balance sheet primarily relating to cash held in connection with the execution of the Distribution Services Agreement which is legally payable to the Former Parent.
Outsourcing & Employee Transfer Agreements. The Company entered into Outsourcing & Employee Transfer Agreements, one with Pfizer Inc., Merger Sub, the Former Parent and Biohaven Pharmaceuticals, Inc. (“U.S. Employer”), and the other with Pfizer, Merger Sub, the Former Parent, and BioShin (Shanghai) Consulting Services Co., Ltd. (“Chinese Employer”), pursuant to which the Chinese Employer and the U.S.
Employer will, among other things, provide Pfizer with the services of, and remain the employers of, certain of their employees for the period of time immediately following the Spin-Off through December 31, 2022. During such period, Pfizer or one of its affiliates paid the U.S. Employer for employee-related expenses for its employees (including the cost of salary and wages) and will pay the Chinese Employer a service fee based on employee-related expenses for its employees (including the cost of salary and wages).
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
Prior to the Separation, the Company did not historically operate as a standalone business and the condensed consolidated financial statements were derived from the consolidated financial statements and accounting records of the Former Parent. The following disclosure summarizes activity between the Company and the Former Parent prior to the Separation, including the affiliates of the Former Parent that were not part of the Spin-Off.
Cost Allocations
The condensed consolidated financial statements for periods prior to the Separation reflect allocations of certain expenses from the financial statements of the Former Parent, including research and development expenses and general and administrative expenses. These allocations include, but are not limited to, executive management, employee compensation and benefits, facilities and operations, information technology, business development, financial services (such as accounting, audit, and tax), legal, insurance, and non-cash share-based compensation.
For periods prior to the Separation, these allocations to the Company are reflected in the condensed consolidated statement of operations and

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
13. Related Party Transactions (continued)
comprehensive loss as follows:

Three Months Ended March 31,
2022
Research and development	$35,392
General and administrative	17,790
Total	$53,182
Management believes these cost allocations are a reasonable reflection of services provided to, or the benefit derived by, the Company during the period presented. The allocations may not, however, be indicative of the actual expenses that would have been incurred had the Company operated as a standalone public company. Actual costs that may have been incurred if the Company had been a standalone public company would depend on a number of factors, including the chosen organizational structure, what corporate functions the Company might have performed directly or outsourced and strategic decisions the Company might have made in areas such as executive management, legal and other professional services, and certain corporate overhead functions.
Non-Cash Share-Based Compensation
Prior to the Separation, Biohaven employees participated in the Former Parent’s non-cash share-based compensation plans, the costs of which have been allocated to the Company and recorded in research and development and general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
Net Transfers From Former Parent
Net transfers from Former Parent represent the net effect of transactions between the Company and the Former Parent prior to the Separation. The components of net transfers from Former Parent are as follows:

Three Months Ended March 31,
2022
General financing activities	$9,971
Corporate cost allocations, excluding share-based compensation	13,062
Net transfers from Former Parent as reflected in the Condensed Consolidated Statement of Cash Flows	23,033
Share-based compensation	40,120
Issuance of Former Parent common shares to repurchase non-controlling interest in a subsidiary	60,000
Issuance of Former Parent common shares as payment for license and consulting agreements	1,779
Other non-cash adjustments[1]	(16,492)
Net transfers from Former Parent as reflected in Note 7, "Shareholders' Equity"	$108,440
(1) Other non-cash adjustments primarily includes additional income taxes payable attributed to the Company from the Former Parent due to the change in tax treatment of R&D expense effective January 1, 2022 under the Tax Cuts and Jobs Act.
Related Party Agreements
License Agreement with Yale
On September 30, 2013, the Company entered into the Yale Agreement with Yale (see Note 10). The Company’s Chief Executive Officer is one of the inventors of the patents that the Company has licensed from Yale and, as such, is entitled to a specified share of the glutamate product-related royalty revenues that may be received by Yale under the Yale Agreement.
In January 2021, the Company entered into the Yale MoDE Agreement with Yale (see Note 10 for detail). Under the license agreement, the Company acquired exclusive, worldwide rights to Yale's intellectual property directed to its MoDE platform. As part of consideration for this license, the Company paid Yale University an upfront cash payment of $1,000 and 11,668 common shares of the Former Parent valued at approximately $1,000. Under the Yale MoDE Agreement, the Company entered into the Yale MoDE SRA (see Note 10 for detail), which included funding of up to $4,000 over the life of the agreement.
For the three months ended March 31, 2023 and 2022, the Company recorded $851 and $1,875, respectively, in research and development expense related to the Yale MoDE Agreement and Yale Agreement (the "Yale Agreements"). As of March 31,

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
13. Related Party Transactions (continued)
2023, the Company did not owe any amounts to Yale, which is related to the Yale MoDE SRA.

Form 10-Q Table of Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K") filed with the Securities and Exchange Commission (“SEC”). Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC.
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
Overview
We are a global clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of life-changing therapies for people with debilitating neurological and neuropsychiatric diseases, including rare disorders. Our experienced management team brings with it a track record of delivering new drug approvals for products for diseases such as migraine, depression, bipolar disorder and schizophrenia. We are advancing a pipeline of therapies for diseases with little or no treatment options, leveraging our proven drug development capabilities and proprietary platforms, including Kv7 ion channel modulation for epilepsy and neuronal hyperexcitability, glutamate modulation for Obsessive-Compulsive Disorder (“OCD”) and Spinocerebellar Ataxia ("SCA"), myostatin inhibition for neuromuscular diseases, and brain-penetrant Tyrosine Kinase 2/Janus Kinase 1 ("TYK2/JAK1") inhibition for immune-mediated brain disorders. Our portfolio of early- and late-stage product candidates also includes discovery research programs focused on TRPM3 channel activation for neuropathic pain, CD-38 antibody recruiting, bispecific molecules for multiple myeloma, antibody drug conjugates ("ADCs"), and extracellular target degrader platform technology ("MoDE") with potential application in neurological disorders, cancer, and autoimmune diseases.
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
Separation from Biohaven Pharmaceutical Holding Company Ltd.
On May 9, 2022, the Board of Directors of Biohaven Pharmaceutical Holding Company Ltd. (the “Former Parent”) approved and directed Former Parent’s management to effect the spin-off of the Kv7 ion channel activators, glutamate modulation and myostatin inhibition platforms, preclinical product candidates, and certain corporate infrastructure then owned by Former Parent (collectively, the “Biohaven Business”).
On October 3, 2022, the Former Parent completed the distribution (the “Distribution”) to holders of its common shares of all of the outstanding common shares of Biohaven Ltd. (the "Company" or "Biohaven") and the spin-off of Biohaven Ltd. from the Former Parent (the “Spin-Off”) described in Biohaven’s Information Statement attached as Exhibit 99.1 to Biohaven’s Registration Statement on Form 10, as amended (Reg. No. 001-41477), which was declared effective by the SEC on September 22, 2022. Each holder of Former Parent common shares received one common share of Biohaven for every two of the Former Parent common shares held of record as of the close of business on September 26, 2022. To implement the Spin-Off, the Former Parent transferred certain license agreements, intellectual property and the Former Parent’s corporate infrastructure, including certain non-commercial employee agreements, share-based awards and other corporate agreements to Biohaven. Collectively, we refer to the Distribution and Spin-Off

Form 10-Q Table of Contents
throughout this Quarterly Report on Form 10-Q as the "Separation."
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
Biohaven is a British Virgin Islands ("BVI") corporation and was a wholly owned subsidiary of the Former Parent prior to the Separation.
Prior to the Separation, the historical combined financial statements of the Company had been prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of the Former Parent and are presented in conformity with U.S. GAAP.
The financial position, results of operations and cash flows of the Company historically operated as part of the Former Parent’s financial position, results of operations and cash flows up until the Distribution. These historical combined financial statements may not be indicative of the future performance of the Company and do not necessarily reflect what our combined results of operations, financial condition and cash flows would have been had we operated as a separate, publicly traded company during the periods presented.
Where we describe historical business activities in this Quarterly Report on Form 10-Q, we do so as if these transfers had already occurred and the Former Parent's activities related to such assets and liabilities had been performed by Biohaven.
Refer to Note 1, "Nature of the Business and Basis of Presentation," of the Notes to the Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for further discussion of the underlying basis used to prepare the condensed consolidated financial statements.
Transition from the Former Parent and Costs to Operate as an Independent Company
The condensed consolidated financial statements for periods prior to the Separation reflect the operating results and financial position of the Company as it was operated by the Former Parent prior to the Separation, rather than as an independent company. We have incurred and will continue to incur ongoing operating expenses to operate as an independent company. These costs will include the cost of various corporate headquarters functions, information technology-related costs and costs to operate stand-alone accounting, legal and other administrative functions. We will also incur non-recurring expenses and non-recurring capital expenditures. As an independent company, our information technology operating costs may be higher than the costs allocated in the historical combined financial statements. It is not practicable to estimate the costs that would have been incurred in each of the periods presented in the historical combined financial statements for the functions described above. Actual costs that would have been incurred if we operated as a stand-alone company during these periods would have depended on various factors, including the chosen organizational structure, what corporate functions the Company might have performed directly or outsourced and strategic decisions the Company might have made in areas such as executive management, legal and other professional services, and certain corporate overhead functions. During the transition from the Former Parent, we may incur non-recurring expenses to expand our infrastructure.
Transactions with Related Parties
We have entered into a Distribution Agreement and various agreements relating to transition services, licenses and certain other matters with the Former Parent. These agreements govern our relationship with the Former Parent and include the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to, at and after the Separation. For additional information regarding these agreements, see Note 13, "Related Party Transactions," of the Notes to the Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Clinical-Stage Milestones
Our clinical-stage milestones include the following:

Drug Name	Indication	2H2022	1H2023		2H2023

BHV-7000 Kv7 channel activator	Focal Epilepsy	Initiated Phase 1	Phase 1 Topline	Initiate EEG Study	Initiate Phase 2/3

	Bipolar disorder	Initiated Phase 1			Initiate Phase 2/3

BHV-7010 Kv7 channel activator	Epilepsy and mood disorder				Submit IND

BHV-8000 TYK2-JAK1	Immune-Mediated Brain Disorders		Initiate Phase 1

BHV-2100 TRPM3	Chronic pain disorders				Submit IND

Troriluzole NCE prodrug of riluzole	SCA		Regulatory Interaction

	OCD		Complete Enrollment

Taldefgrobep Alfa Anti-myostatin adnectin	SMA	Initiated Phase 3

BHV-1300 IgG degrader	Undisclosed				Submit IND

Milestone Achieved
Kv7
BHV-7000
In April 2022, we closed the acquisition from Knopp Biosciences LLC (“Knopp”) of Channel Biosciences, LLC, a wholly owned subsidiary of Knopp owning the assets of Knopp’s Kv7 channel targeting platform, pursuant to a Membership Interest Purchase Agreement, dated February 24, 2022. The acquisition of the Kv7 channel targeting platform adds the latest advances in ion-channel modulation to our growing neuroscience portfolio. BHV-7000 (formerly known as KB-3061), the lead asset from the Kv7 platform is an activator of Kv7.2/Kv7.3, a key ion channel involved in neuronal signaling and in regulating the hyperexcitable state in epilepsy. In June 2022, our Clinical Trial Application for BHV-7000 was approved by Health Canada, and in July we began clinical development. Dosing has been completed in our Phase 1 SAD/MAD study with BHV-7000. In January 2023, the Company reported preliminary safety tolerability and pharmacokinetic ("PK") data from the Phase 1 SAD/MAD study with BHV-7000. In the study, single doses up to 100 mg and multiple doses up to 40 mg daily for 15 days were safe and well-tolerated, with low rates of adverse events. Most adverse events were mild and resolved spontaneously. No serious or severe adverse events and/or dose limiting toxicities were reported. Importantly, CNS adverse events typically associated with other anti-seizure medications were not reported with BHV-7000; in unblinded data from the MAD cohorts, mild headache was the most common adverse event reported across all dose groups. Drug-related adverse events of somnolence, dizziness, fatigue, and ataxia were not observed. With respect to preliminary PK results, the Company exceeded target concentrations for efficacy based on the preclinical maximal electroshock ("MES") model, which is clinically validated and predictive of target concentration ranges in humans.
Epilepsy
Epilepsy is the initial disease w›e are targeting with activators from our Kv7 platform. Epilepsy affects approximately 3.5 million Americans, or more than 1.2% of adults and 0.6% of children in the U.S., and more than 50 million patients worldwide, according to the World Health Organization (“WHO”). It is the fourth most common neurological disorder, and many patients struggle to achieve freedom from seizures, with more than one third of patients requiring two or more medications to manage their epilepsy. While the use of anti-seizure medications is often accompanied by dose-limiting side effects, our clinical candidate BHV-7000 is specifically designed to target subtypes of Kv7 potassium channels without engagement of GABAA receptors. The lack of GABAA-R activity potentially gives BHV-7000 a wide therapeutic window which we expect to result in an improved side effect profile, limiting the somnolence and fatigue often seen in patients receiving anti-seizure medications. By adding BHV-7000 to our pipeline, we aim to bring this potassium channel modulator as a potential solution to patients with epilepsy who remain uncontrolled on their current

Form 10-Q Table of Contents
regimens. We expect to initiate at least one pivotal trial in patients with epilepsy in the second half of 2023.
KCNQ2 Developmental Epileptic Encephalopathy
We are currently exploring BHV-7000 as a potential treatment for KCNQ2 developmental epileptic encephalopathy ("KCNQ2-DEE"), a rare pediatric epileptic encephalopathy first described in 2012 resulting from dominant-negative mutations in the KCNQ2 gene. BHV-7000 has been granted Rare Pediatric Disease Designation by the United States Food and Drug Administration (“FDA”) for the treatment of KCNQ2-DEE.
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
TYK2/JAK1
Agreement with Hangzhou Highlightll Pharmaceutical Co. Ltd.
In March 2023, we entered into an exclusive, worldwide (excluding People’s Republic of China and its territories and possessions) license agreement with Hangzhou Highlightll Pharmaceutical Co. Ltd. ("Highlightll"), pursuant to which we obtained the right to research, develop, manufacture and commercialize Highlightll’s brain penetrant dual TYK2/JAK1 inhibitor program (the "Highlightll Agreement"). As partial consideration for the Highlightll Agreement, we are obligated to pay Highlightll a cash payment of $10.0 million and 721,136 common shares valued at approximately $10.0 million as of the agreement execution, upon the completion of certain post-closing activities, which were not completed as of March 31, 2023. See Note 10, "License Agreements," for further detail on the Highlightll Agreement.
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
There are currently no brain penetrant, selective, dual TYK2/JAK1 inhibitors approved for brain disorders. We expect to advance BHV-8000 (previously TLL-041), into a Phase 1 study in 2023. We acquired the worldwide rights to BHV-8000 (excluding People’s Republic of China and its territories and possessions) under an exclusive license agreement with Highlightll. The Company is evaluating and has not yet finalized potential

Form 10-Q Table of Contents
clinical trial designs, including size and primary and secondary endpoints.
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
Given the strong signal in the Phase 2/3 proof of concept study and after receiving feedback from the FDA in an End of Phase 2 meeting, in December 2020 we initiated enrollment in a Phase 3 program. The Phase 3 program will have an estimated total enrollment of up to 700 participants in each trial with a primary endpoint of change from baseline on the Y-BOCS total score at week 4, 8 and 10. The two Phase 3 randomized, double-blind, placebo-controlled trials that make-up our Phase 3 program for OCD are currently ongoing with enrollment expected to be completed in 2023.
Glioblastoma
In December 2021, the Global Coalition for Adaptive Research ("GCAR") selected troriluzole for evaluation in Glioblastoma Adaptive Global Innovative Learning Environment - NCT03970447 ("GBM AGILE"). GBM AGILE is a revolutionary patient-centered, adaptive platform trial for registration that tests multiple

Form 10-Q Table of Contents
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
Lanicemine (BHV-5500) and BHV-5000
We are developing lanicemine (BHV-5500), a low-trapping NMDA receptor antagonist, and BHV-5000, a prodrug of lanicemine. One potential target indication is neuropathic pain, potentially including Complex Regional Pain Syndrome (“CRPS”). CRPS is a rare, chronic pain condition typically affecting limbs and triggered by traumatic injury. Accompanying symptoms also include chronic inflammation and reduced mobility in the affected areas. Other potential indications include neuropsychiatric diseases, potentially in combination with other agents, including Kv7 activators. We acquired worldwide rights to lanicemine and its oral prodrug BHV-5000 under an exclusive license agreement with AstraZeneca AB in October 2016. Current work is focused on formulation development.
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
CD-38
BHV-1100
In the fourth quarter of 2021, we initiated a Phase 1a/1b trial in multiple myeloma patients using its antibody recruiting molecule BHV-1100 in combination with autologous cytokine induced memory-like natural killer cells and immune globulin to target and kill multiple myeloma cells expressing the cell surface protein CD38. BHV-1100 is the lead clinical asset from Biohaven’s Antibody Recruiting Molecule ("ARM™") Platform developed from a strategic alliance with PeptiDream Inc. ("PeptiDream") (TYO: 4587). This open-label single center Phase 1a/1b study will assess the safety and tolerability as well as exploratory efficacy endpoints in newly diagnosed multiple myeloma patients who have tested positive for minimal residual disease (“MRD+”) in first or second remission prior to autologous stem cell transplant (“ASCT”). We plan to enroll 30 newly diagnosed multiple myeloma patients. The primary outcome measures are dose limiting toxicities following combination product administration (time frame: 100 days post-combination product administration) and incidence and severity of side effects related to the combination product (time frame: 90 to 100 days post-combination product administration).
Discovery Research
Kleo Pharmaceuticals, Inc. and Biohaven Labs
In January 2021, we acquired the remaining approximately 58% of Kleo Pharmaceuticals, Inc. ("Kleo") that we did not previously own. We have assumed Kleo's laboratory facilities located in Science Park in New Haven, Connecticut. We are continuing several existing Kleo discovery partnerships, including one with PeptiDream for the development of immuno-oncology therapeutics.

Form 10-Q Table of Contents
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
Artizan Biosciences, Inc.
In December 2020, we entered into an Option and License Agreement (the "2020 Artizan Agreement") with Artizan Biosciences Inc. ("Artizan"), a biotechnology company focused on addressing inflammatory diseases involving the human intestinal microbiota. Pursuant to the 2020 Artizan Agreement, we acquired an option to obtain a royalty-based license from Artizan to manufacture, use and commercialize certain products. Artizan will use the proceeds to continue advancing the preclinical research and development of its lead program for inflammatory bowel disease as well as to explore additional disease targets. In June 2022, we and Artizan executed a non-binding indication of interest which described terms under which we and Artizan would amend the 2020 Artizan Agreement to eliminate certain milestone payments required by us in exchange for limiting our option to the selection of the first licensed product. In the fourth quarter of 2022, Artizan was unable to secure additional financing to support it's ongoing operations, and, as a result, began reviewing strategic options for the sale of its assets, and secured a small bridge financing to fund operations during the strategic review. In January 2023, Artizan severed substantially all of its employees and halted the Parkinson's Disease ("PD") program. Although Artizan anticipates bringing the inflammatory bowel disease program to the clinic in 2023, its ability to do so will be dependent on its access to adequate funding.
As of December 31, 2022, due to concerns related to Artizan's inability to fund its future operations, we determined its investment in Artizan to be fully impaired.
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

Form 10-Q Table of Contents
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
The Company presented preclinical data with a second MoDE targeting galactose deficient IgA ("Gd-IgA"), which is believed to play a pathogenic role in IgA Nephropathy. Specific removal of pathogenic Gd-IgA with preservation of normal IgA potentially permits disease remission without incurring an infection risk. The Company shared preliminary data demonstrating the chimeric antibody-ASGPR ligand conjugate specifically mediated endocytosis of Gd-IgA, as opposed to normal IgA, in an endocytosis assay with HepG2 cells.
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
Operating Expenses
Research and Development Expenses
Research and development ("R&D") expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs as incurred. These expenses include:
•expenses incurred under agreements with CROs or contract manufacturing organizations (“CMOs”), as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
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

Form 10-Q Table of Contents
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
Other Income (Expense)
Other Income, Net
Other income, net primarily consists of net investment income and service revenue from the Transition Service Agreement we entered into with the Former Parent. Net investment income is comprised of interest income and net accretion and amortization on investments. Refer Note 13, "Related Party Transactions," for further discussion of agreements entered into with the Former Parent.
Provision for Income Taxes
The income tax expense in the condensed consolidated financial statements was calculated on a separate return method and presented as if the Company’s operations were separate taxpayers in the respective jurisdictions up to and including the Separation. Cash tax payments, income taxes receivable and deferred taxes, net of valuation allowance, are reflective of our actual tax balances prior and subsequent to the Separation.
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
We have historically outsourced all of the research and clinical development for its programs under a master services agreement with Biohaven Pharmaceuticals, Inc. ("BPI"). As a result of providing services under this agreement, BPI was profitable during the three months ended March 31, 2023 and 2022, and BPI is subject to taxation in the United States. As such, in each reporting period, the tax provision includes the effects of the results of operations of BPI.
At March 31, 2023 and December 31, 2022, we continued to maintain a full valuation allowance against our net deferred tax assets, comprised primarily of capitalized research and development deductions, research and development tax credit carryforwards, and net operating loss carryforwards, based on management’s assessment that it is more likely than not that the deferred tax assets will not be realized. We recorded an income tax provision during the three months ended March 31, 2023 of $0.9 million and a provision of $7.3 million during the three months ended March 31, 2022, which primarily represents U.S. Federal

Form 10-Q Table of Contents
and state taxes related to BPI’s profitable operations in the United States.
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following tables summarize our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
In thousands
Operating expenses:
Research and development	$63,461	$70,096	$(6,635)
General and administrative	14,321	19,677	(5,356)
Total operating expenses	77,782	89,773	(11,991)
Loss from operations	(77,782)	(89,773)	11,991
Other income (expense):
Other income (expense), net	8,229	(4)	8,233
Total other income (expense), net	8,229	(4)	8,233
Loss before provision for income taxes	(69,553)	(89,777)	20,224
Provision for income taxes	939	7,255	(6,316)
Net loss	$(70,492)	$(97,032)	$26,540
Research and Development Expenses

	Three Months Ended March 31,
	2023	2022	Change
In thousands
Direct research and development expenses by program:
BHV-7000 & BHV-7010	$7,869	$189	$7,680
Troriluzole	18,402	13,517	4,885
BHV-2000	6,855	2,880	3,975
BHV-1100	657	247	410
BHV-2100 (TRPM3)	715	5,877	(5,162)
BHV-1200 (COVID-19)	—	2,318	(2,318)
Verdiperstat	—	4,186	(4,186)
Other programs	249	366	(117)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	17,679	32,387	(14,708)
Preclinical research programs	7,544	4,944	2,600
Other	3,491	3,185	306
Total research and development expenses	$63,461	$70,096	$(6,635)
R&D expenses, including non-cash share-based compensation costs, were $63.5 million for the three months ended March 31, 2023, compared to $70.1 million for the three months ended March 31, 2022. The decrease of $6.6 million was primarily due to a decrease of $14.7 million in personnel-related costs including non-cash share-based compensation costs, and a decrease in expenses for verdiperstat, BHV-2100 and BHV-1200, partially offset by an increase in expenses for our clinical programs for Kv7 (BHV-7000 and 7010), troriluzole and BHV-2000. Non-cash share-based compensation expense was $2.2 million for the three months ended March 31, 2023, a decrease of $22.3 million as compared to the same period in 2022. The decrease in personnel-related costs is due to the first quarter of 2022 non-cash share-based compensation expense being allocated from the Former Parent equity plan based on equity awards with higher grant date fair values, partially offset by increased personnel costs related to an increase in headcount for our discovery operations.

Form 10-Q Table of Contents
General and Administrative Expenses
General and administrative expenses were $14.3 million for the three months ended March 31, 2023, compared to $19.7 million for the three months ended March 31, 2022. The decrease of $5.4 million was primarily due to decreased non-cash share-based compensation costs. This was partially offset by increased personnel costs in the first quarter of 2023 compared to the same period in 2022, due to a majority of the personnel costs in the first quarter of 2022 being allocated to the Former Parent. Non-cash share-based compensation expense was $1.5 million for the three months ended March 31, 2023, a decrease of $14.1 million as compared to the same period in 2022. The decrease in non-cash share-based compensation expense is due to the first quarter of 2022 expense being allocated from the Former Parent equity plan based on equity awards with higher grant date fair values.
Other Income (Expense), Net
Other income (expense), net was a net income of $8.2 million for the three months ended March 31, 2023, compared to net expense of $4.0 thousand for the three months ended March 31, 2022. The increase of $8.2 million in income was primarily due to an increase in net investment income of $4.1 million and an increase of $3.9 million in other income reflecting transition services provided to the Former Parent during the three months ended March 31, 2023.
Provision for Income Taxes
We recorded an income tax provision of $0.9 million for the three months ended March 31, 2023, compared to a provision for income taxes of $7.3 million for the three months ended March 31, 2022. The decrease in income tax expense was primarily attributable to the amortization of prior year capitalized R&D expenses, the utilization of R&D tax credits, and an increase of the Company's foreign derived intangible income deduction.
Liquidity and Capital Resources
Since our inception as a business of the Former Parent, we have not generated any revenue and have incurred significant operating losses and negative cash flows from operations. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval and pursue commercialization of any approved product candidate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates
Historically, for periods prior to the Separation, we have funded our operations primarily with proceeds allocated to our business from financing arrangements entered into by the Former Parent and through the one-time issuance of contingently redeemable non-controlling interests.
Through May 12, 2023, we have funded our operations primarily with proceeds from its Former Parent, proceeds from the public offering of its common shares in October 2022, and the cash contribution received from the Former Parent at the Separation. We have incurred recurring losses since its inception and expect to continue to generate operating losses for the foreseeable future.
As of March 31, 2023, we had cash and cash equivalents of $125.0 million, excluding marketable securities of $263.0 million and restricted cash of $65.6 million, of which $61.5 million related to restricted cash held on behalf of Former Parent and $4.0 million related to collateral held by banks for letters of credit (“LOC”) issued in connection with leased office space in Yardley, Pennsylvania and Cambridge, Massachusetts. Cash in excess of immediate requirements is invested in marketable securities and money market funds with a view to liquidity and capital preservation. We continuously assess our working capital needs, capital expenditure requirements, and future investments or acquisitions.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2023	2022	Change
In thousands
Net cash used in operating activities	$(77,638)	$(58,836)	$(18,802)
Net cash used in investing activities	(1,059)	(246)	(813)
Net cash provided by financing activities	26,668	23,033	3,635
Effect of exchange rate changes on cash, cash equivalents and restricted cash	15	—	15
Net (decrease) in cash, cash equivalents and restricted cash	$(52,014)	$(36,049)	$(15,965)
Operating Activities
Net cash used in operating activities was $77.6 million for the three months ended March 31, 2023 and $58.8 million for the three months ended March 31, 2022 The $18.8 million increase in net cash used in operating

Form 10-Q Table of Contents
activities for the first quarter of 2023 was primarily driven by:
•an increase in R&D spending; and
•an increase in personnel costs to support acquired and late-stage programs.
Investing Activities
Net cash used in investing activities was $1.1 million for the three months ended March 31, 2023 and $0.2 million for the three months ended March 31, 2022. The $0.8 million increase in net cash used in investing activities for the first quarter of 2023 was primarily driven by:
•an increase in sales and maturities of marketable securities mostly offset by an increase in purchases of marketable securities with cash in excess of immediate requirements (see Note 3 to the Condensed Consolidated Financial Statements); and
•an increase in purchases of equipment to support our discovery programs.
Financing Activities
Net cash provided by financing activities was $26.7 million for the three months ended March 31, 2023 and $23.0 million for the three months ended March 31, 2022. The $3.6 million increase in net cash provided by financing activities for the first quarter of 2023 was primarily driven by:
•an increase in restricted cash held in connection with the execution of the United States Distribution Services Agreement which is legally payable to the Former Parent (see Note 13 to the Condensed Consolidated Financial Statements); and
•a decrease in proceeds from net transfers from Parent due to the Company operating as a standalone entity during the first quarter of 2023.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we advance and expand preclinical activities, clinical trials and potential commercialization of our product candidates. Our costs will also increase as we:
•continue to advance and expand the development of our discovery programs and clinical-stage assets;
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
•the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any;
•support our sales, marketing and distribution infrastructure to commercialize any future product candidates for which we may obtain marketing approval;
•hire additional clinical, medical, commercial, and development personnel;
•incur additional legal, accounting and other expenses in operating as a public company; and
•other capital expenditures, working capital requirements, and other general corporate activities.
We expect that our cash, cash equivalents and marketable securities, as of the date of this Quarterly Report on Form 10-Q, will be sufficient to fund our current forecast for operating expenses, financial commitments and other cash requirements for more than one year. We expect we will need to raise additional capital until we are profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, we may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund our operating costs and working capital needs.
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

Form 10-Q Table of Contents
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
Contractual Obligations and Commitments
Except as discussed in Note 11, "Commitments and Contingencies" to our Condensed Consolidated Financial Statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments as included in our audited consolidated financial statements included in the 2022 Form 10-K.
Critical Accounting Policies and Significant Judgments and Estimates
We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). Our preparation of our condensed consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures at the date of the condensed consolidated financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.
During the three months ended March 31, 2023, there were no material changes to our critical accounting policies as reported in our annual consolidated financial statements included in the 2022 Form 10-K.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations, if applicable, is disclosed in Note 2 to our condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q.
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

Form 10-Q Table of Contents
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
Our operations include activities in countries outside the U.S. As a result, our financial results are impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we operate. Our monetary exposures on our balance sheet are currently immaterial to our financial position as of March 31, 2023.
We do not engage in any hedging activities against changes in foreign currency exchange rates.
Interest Rate Risk
As of March 31, 2023, we invest our excess cash balances in marketable securities of highly rated financial institutions and investment-grade debt instruments. We seek to diversify our investments and limit the amount of investment concentrations for individual institutions, maturities and investment types. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1.00%, the fair value of our investment portfolio would (decrease) increase by approximately $(0.9) million and $0.9 million, respectively.
We do not engage in any hedging activities against changes in interest rates.
Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash, cash equivalents, and short-term debt securities. The Company maintains a portion of its cash deposits in government insured institutions in excess of government insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts. The Company's cash management policy permits investments in U.S. federal government and federal agency securities, corporate bonds or commercial paper, supranational and sovereign obligations, certain qualifying money market mutual funds, certain repurchase agreements, and places restrictions on credit ratings, maturities, and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash in excess of government insured limits and in the event of default by corporations and governments in which it holds investments in cash equivalents and short-term debt securities, to the extent recorded on the condensed consolidated balance sheet.
We have not experienced any credit losses or recorded any allowance for credit losses related to our cash, cash equivalents, and short-term debt securities.
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

Form 10-Q Table of Contents
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
Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.  Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors have not changed materially from those described in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 23, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5. Other Information
None.

Form 10-Q Table of Contents
Item 6. Exhibits

Exhibit No.	Description
10.1#	Development and License Agreement, dated as of March 21, 2023, by and between Hangzhou Highlightll Pharmaceutical Co. Ltd. and Biohaven Therapeutics LTD.
10.2#	Amendment to Development and License Agreement dated March 21, 2023, dated as of April 14, 2023, by and between Hangzhou Highlightll Pharmaceutical Co. Ltd. and Biohaven Therapeutics LTD.
10.3 +	Form of Nonstatutory Share Option Grant Notice (Early Exercise) and Share Option Agreement under the 2022 Equity Incentive Plan.
10.4 +	Form of Amendment to Share Option Grant Notice and Option Agreement under the 2022 Equity Incentive Plan.
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101	The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
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
Dated: May 12, 2023
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Matthew Buten
Matthew Buten
Chief Financial Officer
(Principal Financial Officer)