Form 10-Q
period 2023-06-30
Biohaven Ltd.
filed 2023-07-31
CIK 1935979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 27, 2023, the registrant had 68,317,078 common shares, without par value per share, outstanding.
2

Form 10-Q Table of Contents
Part I.     Financial Information

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$147,612	$204,877
Marketable securities	187,503	260,464
Prepaid expenses	27,654	20,945
Income tax receivable	8,656	46,139
Restricted cash held on behalf of Former Parent	40,415	35,212
Other current assets	22,278	19,331
Total current assets	434,118	586,968
Property and equipment, net	17,277	17,512
Intangible assets	18,400	18,400
Goodwill	1,390	1,390
Other non-current assets	35,551	37,513
Total assets	$506,736	$661,783
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$12,039	$10,703
Due to Former Parent	40,415	35,212
Accrued expenses and other current liabilities	35,393	44,106
Total current liabilities	87,847	90,021
Long-term operating lease liability	29,115	30,581
Other non-current liabilities	2,519	2,410
Total liabilities	119,481	123,012
Commitments and contingencies (Note 11)
Shareholders' Equity:
Preferred shares, no par value; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common shares, no par value; 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 68,316,953 and 68,190,479 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	617,510	615,742
Additional paid-in capital	21,687	13,869
Accumulated deficit	(251,962)	(91,124)
Accumulated other comprehensive income	20	284
Total shareholders' equity	387,255	538,771
Total liabilities and shareholders' equity	$506,736	$661,783
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$79,490	$177,087	$142,951	$247,183
General and administrative	14,521	20,023	28,842	39,700
Total operating expenses	94,011	197,110	171,793	286,883
Loss from operations	(94,011)	(197,110)	(171,793)	(286,883)
Other income (expense):
Other income (expense), net	5,842	(67)	14,071	(71)
Total other income (expense), net	5,842	(67)	14,071	(71)
Loss before provision for income taxes	(88,169)	(197,177)	(157,722)	(286,954)
Provision for income taxes	2,177	6,110	3,116	13,365
Net loss	$(90,346)	$(203,287)	$(160,838)	$(300,319)
Net loss per share — basic and diluted	$(1.32)	$(5.16)	$(2.36)	$(7.63)
Weighted average common shares outstanding—basic and diluted	68,248,023	39,375,944	68,227,564	39,375,944
Comprehensive loss:
Net loss	$(90,346)	$(203,287)	$(160,838)	$(300,319)
Other comprehensive loss, net of tax	(146)	—	(264)	—
Comprehensive loss	$(90,492)	$(203,287)	$(161,102)	$(300,319)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(160,838)	$(300,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation expense	8,460	60,930
Acquisition of IPR&D asset	—	93,747
Depreciation and amortization	3,480	665
Issuance of Former Parent common shares as payment for license and consulting agreements	—	1,779
Other non-cash items	(3,682)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	39,283	(9,376)
Accounts payable	1,336	1,602
Accrued expenses and other liabilities	(10,070)	24,250
Net cash used in operating activities	(122,031)	(126,722)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	129,897	—
Purchases of marketable securities	(53,372)	—
Purchases of property and equipment	(1,330)	(1,250)
Payment for IPR&D asset acquisition	—	(35,000)
Net cash provided by (used in) investing activities	75,195	(36,250)
Cash flows from financing activities:
Net transfers from Former Parent	—	109,874
Change in restricted cash due to Former Parent	5,203	—
Other	1,126	—
Net cash provided by financing activities	6,329	109,874
Effects of exchange rates on cash, cash equivalents, and restricted cash	(147)	—
Net decrease in cash, cash equivalents, and restricted cash	(40,654)	(53,098)
Cash, cash equivalents, and restricted cash at beginning of period	242,604	77,057
Cash, cash equivalents, and restricted cash at end of period	$201,950	$23,959
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.   Nature of the Business and Basis of Presentation
Biohaven Ltd. (“we,” “us," "our," "Biohaven" or the “Company”) was incorporated in Tortola, British Virgin Islands in May 2022. Biohaven is a global clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of life-changing therapies to treat a broad range of rare and common diseases. The Company is advancing a pipeline of therapies for diseases, many of which have little or no treatment options, leveraging its proven drug development capabilities and proprietary platforms, including Kv7 ion channel modulation for epilepsy and neuronal hyperexcitability, glutamate modulation for Obsessive-Compulsive Disorder ("OCD") and spinocerebellar ataxia ("SCA"), myostatin inhibition for neuromuscular diseases and metabolic disorders, and brain-penetrant Tyrosine Kinase 2/Janus Kinase 1 ("TYK2/JAK1") inhibition for neuroinflammatory disorders. Biohaven's portfolio of early- and late-stage product candidates also includes discovery research programs focused on TRPM3 channel activation for neuropathic pain, CD-38 antibody recruiting, bispecific molecules for multiple myeloma, antibody drug conjugates ("ADCs"), and targeted extracellular protein degradation platform technology ("MoDE") with potential application in neurological disorders, cancer, and autoimmune diseases.
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
The income tax amounts in the condensed consolidated financial statements for periods prior to the separation were calculated on a separate return method and presented as if the Company’s operations were separate taxpayers in the respective jurisdiction. Therefore, tax expense, cash tax payments, and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the Distribution.
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
Through July 31, 2023, the Company has funded its operations primarily with proceeds from its Former Parent, proceeds from the public offering of its common shares in October 2022, and the cash contribution received from the Former Parent at the Separation as discussed below. The Company has incurred recurring losses since its inception and expects to continue to generate operating losses for the foreseeable future.
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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023, the results of its operations for the three and six months ended June 30, 2023 and 2022, and its cash flows for the six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods or any future year or period.  The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the valuation of intangible assets, determining the allocations of costs and expenses from the Former Parent and the accrual for research and development expenses. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
Restricted Cash
Restricted cash held on behalf of the Former Parent on the consolidated balance sheet as of June 30, 2023 represents cash held by the Company on behalf of the Former Parent related to the execution of the United States Distribution Services Agreement (the “Distribution Services Agreement”). Pursuant to the terms of the Distribution Services Agreement, which was entered into by the Company and the Former Parent in connection with the Separation, the Company is continuing to serve as the Former Parent’s distributor and agent for the distribution of the pharmaceutical product Nurtec ODT in the United States. As of June 30, 2023, the Company recorded a related payable of $40,415 as Due to Former Parent on the consolidated balance sheet as the balance was legally payable to the Former Parent. Refer to Note 13, "Related Party Transactions" for further information on the agreements entered into by the Company and the Former Parent in connection with the Separation.
Restricted cash included in other current assets as of June 30, 2023 consists primarily of restricted cash held in escrow for the cash portion of consideration to be paid in connection with our license agreement with Hangzhou Highlightll Pharmaceutical Co. Ltd. ("Highlightll") upon the completion of certain post-closing activities, which were not completed as of June 30, 2023. Restricted cash included in other current assets also includes employee contributions to the Company's employee share purchase plan held for future purchases of the Company's outstanding shares. The Company did not have an employee share purchase plan as of June 30, 2022.
Restricted cash included in other non-current assets in the consolidated balance sheets represents collateral held by banks for a letter of credit ("LOC") issued in connection with the leased office space in Yardley, Pennsylvania and a LOC issued in connection with the leased office space in Cambridge, Massachusetts. See Note 11, ‘‘Commitments and Contingencies’’ for additional information on the real estate leases.
The following represents a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash as of June 30, 2023 and June 30, 2022, respectively, in the condensed consolidated statements of cash flows:

	As of June 30, 2023	As of June 30, 2022
Cash and cash equivalents	$147,612	$23,209
Restricted cash held on behalf of Former Parent	40,415	—
Restricted cash (included in other current assets)	11,574	—
Restricted cash (included in other non-current assets)	2,349	750
Total cash, cash equivalents and restricted cash at the end of the period in the condensed consolidated statement of cash flows	$201,950	$23,959
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

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3. Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of debt securities available-for-sale by type of security at June 30, 2023 and December 31, 2022 were as follows:

	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
Debt securities
U.S. corporate bonds	$97,143	$—	$97,143	$—	$(194)	$96,949
Foreign corporate bonds	34,446	—	34,446	—	(41)	34,405
U.S. treasury bills	28,842	—	28,842	2	(5)	28,839
U.S. agency bonds	27,334	—	27,334	—	(24)	27,310
Total	$187,765	$—	$187,765	$2	$(264)	$187,503

December 31, 2022
Debt securities
U.S. corporate bonds	$142,697	$—	$142,697	$25	$(135)	$142,587
Foreign corporate bonds	36,766	—	36,766	9	(32)	36,743
U.S. treasury bills	89,308	—	89,308	17	(5)	89,320
U.S. agency bonds	41,734	—	41,734	—	(24)	41,710
Total	$310,505	$—	$310,505	$51	$(196)	$310,360
The fair value of debt securities available-for-sale by classification in the condensed consolidated balance sheets was as follows:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$—	$49,896
Marketable securities	187,503	260,464
Total	$187,503	$310,360
The net amortized cost and fair value of debt securities available-for-sale at June 30, 2023 and December 31, 2022 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

	June 30, 2023		December 31, 2022
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$187,765	$187,503	$310,505	$310,360

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.  Marketable Securities (Continued)

Summarized below are the debt securities available-for-sale the Company held at June 30, 2023 and December 31, 2022 that were in an unrealized loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months
	Number of Securities	Fair Value	Unrealized Losses
June 30, 2023
Debt securities
U.S. corporate bonds	17	$96,949	$(194)
Foreign corporate bonds	5	34,405	(41)
U.S. treasury bills	2	11,877	(5)
U.S. agency bonds	3	27,310	(24)
Total	27	$170,541	$(264)

December 31, 2022
Debt securities
U.S. corporate bonds	16	$104,508	$(135)
Foreign corporate bonds	3	31,886	(32)
U.S. treasury bills	1	9,762	(5)
U.S. agency bonds	4	41,710	(24)
Total	24	$187,866	$(196)

The Company did not have any investments in a continuous unrealized loss position for more than twelve months as of June 30, 2023 and December 31, 2022.
The Company reviewed the securities in the table above and concluded that they are performing assets, considering factors such as the credit quality of the investment security based on research performed by external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. As of June 30, 2023, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.
Net Investment Income
Gross investment income includes income from debt securities available-for-sale, money-market funds, cash and restricted cash. Sources of net investment income included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Gross investment income	$4,183	$8,400
Investment expenses	(68)	(138)
Net investment income (excluding net realized capital losses)	4,115	8,262
Net realized capital losses	(17)	(39)
Net investment income	$4,098	$8,223
The Company had no investment income during the three and six months ended June 30, 2022.

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.  Marketable Securities (Continued)

We utilize the specific identification method in computing realized gains and losses. The proceeds from the sale of available-for-sale debt securities and the related gross realized capital losses for the three and six months ended June 30, 2023 were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Proceeds from sales	$2,464	$4,920
Gross realized capital losses	17	$39
The Company had no proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three and six months ended June 30, 2022.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
Financial assets measured at fair value on a recurring basis on the condensed consolidated balance sheets at June 30, 2023 and December 31, 2022 were as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
June 30, 2023
Assets:
Cash and cash equivalents	Money market funds	$44,443	$—	$—	$44,443
Marketable securities	U.S. treasury bills	6,950	21,889	—	28,839
Marketable securities	U.S. corporate bonds	—	96,949	—	96,949
Marketable securities	U.S. agency bonds	—	27,310	—	27,310
Marketable securities	Foreign corporate bonds	—	34,405	—	34,405
Other non-current assets	Money market funds	1,851	—	—	1,851
Total assets		$53,244	$180,553	$—	$233,797

December 31, 2022
Assets:
Cash and cash equivalents	Money market funds	$72,866	$—	$—	$72,866
Cash and cash equivalents	U.S. treasury bills	—	39,948	—	39,948
Cash and cash equivalents	U.S. corporate bonds	—	9,948	—	9,948
Marketable securities	U.S. treasury bills	—	49,372	—	49,372
Marketable securities	U.S. corporate bonds	—	132,639	—	132,639
Marketable securities	U.S. agency bonds	—	41,710	—	41,710
Marketable securities	Foreign corporate bonds	—	36,743	—	36,743
Total assets		$72,866	$310,360	$—	$383,226
The Company had no financial liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at June 30, 2023 and December 31, 2022.
There were no securities transferred into or out of Level 3 during the three and six months ended June 30, 2023 or 2022.
The following is a description, including valuation methodology, of the financial assets and liabilities measured at fair value on a recurring basis:
Cash Equivalents
Cash equivalents at June 30, 2023 consisted of cash invested in short-term money market funds and debt securities with an original maturity of 90 days or less at the date of purchase. The carrying value of cash equivalents approximates fair value as maturities are less than three months. When quoted prices are available in an active market, cash equivalents are classified in Level 1 of the fair value hierarchy. Fair values of cash equivalent instruments that do not trade on a regular basis in active markets are classified as Level 2.
Marketable Securities
Quoted prices for identical assets in active markets are considered Level 1 and consist of on-the-run U.S. Treasuries and money market funds. The fair values of the Company’s Level 2 debt securities are obtained from quoted market prices of debt securities with similar characteristics, quoted prices from identical assets in inactive markets, or discounted cash flows to estimate fair value. On a quarterly basis, the Company compares the prices of its Level 2 debt

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
securities to prices provided by a secondary source. Variances over a specified threshold are identified and reviewed to confirm the price provided by the primary source represents an appropriate estimate of fair value. The Company did not adjust any of the prices at June 30, 2023.
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of June 30, 2023	As of December 31, 2022
Building and land	$12,399	$12,297
Computer hardware and software	780	780
Office and lab equipment	8,580	5,501
Furniture and fixtures	1,202	1,202
	$22,961	$19,780
Accumulated depreciation	(6,478)	(4,914)
	16,483	14,866
Equipment not yet in service	794	2,646
Property and equipment, net	$17,277	$17,512
Depreciation expense was $800 and $1,564 for the three and six months ended June 30, 2023 and $279 and $488 for the three and six months ended June 30, 2022, respectively.
As of June 30, 2023 and December 31, 2022, computer software costs included in property and equipment were $760 and $760, net of accumulated amortization of $591 and $464, respectively. Depreciation and amortization expense for capitalized computer software costs were not material for the three and six months ended June 30, 2023 or 2022.
Equipment not yet in service primarily consisted of lab equipment that had not been placed into service as of June 30, 2023 and December 31, 2022.
Other Non-current Assets
Other non-current assets consisted of the following:

	As of June 30, 2023	As of December 31, 2022
Operating lease right-of-use assets	$33,200	$34,928
Other	2,351	2,585
Other non-current assets	$35,551	$37,513
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of June 30, 2023	As of December 31, 2022
Accrued employee compensation and benefits	$9,227	$14,603
Accrued clinical trial costs	18,539	17,788
Other accrued expenses and other current liabilities	7,627	11,715
Accrued expenses and other current liabilities	$35,393	$44,106
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
Excluding the milestone payment noted above, the Company has not recorded any of the possible contingent consideration payments to Knopp as a liability in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at June 30, 2023.
7.   Shareholders' Equity
Changes in shareholders’ equity for the three and six months ended June 30, 2023 and June 30, 2022 were as follows:

	Common Shares
	Shares	Amount	Net Investment from Former Parent	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balances as of December 31, 2022	68,190,479	$615,742	$—	$13,869	$(91,124)	$284	$538,771
Issuance of common shares under equity incentive plan	22,000	504	—	(172)	—	—	332
Non-cash share-based compensation expense	—	—	—	3,765	—	—	3,765
Net loss	—	—	—	—	(70,492)	—	(70,492)
Other comprehensive loss	—	—	—	—	—	(118)	(118)
Balances as of March 31, 2023	68,212,479	616,246	—	17,462	(161,616)	166	472,258
Issuance of common shares under equity incentive plan and employee share purchase plan	104,474	1,264	—	(470)	—	—	794
Non-cash share-based compensation expense	—	—	—	4,695	—	—	4,695
Net loss	—	—	—	—	(90,346)	—	(90,346)
Other comprehensive loss	—	—	—	—	—	(146)	(146)
Balances as of June 30, 2023	68,316,953	$617,510	$—	$21,687	$(251,962)	$20	$387,255

	Common Shares
	Shares	Amount	Net Investment from Former Parent	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance as of December 31, 2021	—	$—	$34,691	$—	$—	$—	$34,691
Net loss	—	—	(97,032)	—	—	—	(97,032)
Net transfers from Former Parent	—	—	108,440	—	—	—	108,440
Balance as of March 31, 2022	—	—	46,099	—	—	—	46,099
Net loss	—	—	(203,287)	—	—	—	(203,287)
Net transfers from Former Parent	—	—	182,186	—	—	—	182,186
Balance as of June 30, 2022	—	$—	$24,998	$—	$—	$—	$24,998

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
8. Accumulated Other Comprehensive Income
Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net unrealized investment gains (losses):
Beginning of period balance	$(278)	$(145)
Other comprehensive loss before reclassifications(1)	(1)	(156)
Amounts reclassified from accumulated other comprehensive loss(1)(2)	17	39
Other comprehensive income (loss)(1)	16	(117)
End of period balance	(262)	(262)

Foreign currency translation adjustments:
Beginning of period balance	444	429
Other comprehensive loss(1)	(162)	(147)
End of period balance	282	282

Total beginning of period accumulated other comprehensive income	166	284
Total other comprehensive loss	(146)	(264)
Total end of period accumulated other comprehensive income	$20	$20
(1) There was no tax on other comprehensive income (loss) and immaterial tax on amounts reclassified from accumulated other comprehensive income (loss) during the period.
(2) Amounts reclassified from accumulated other comprehensive income (loss) for specifically identified debt securities are included in other income (expense), net on the condensed consolidated statement of operations.
The Company had no accumulated other comprehensive income (loss) included in shareholder's equity as of June 30, 2022 and no amounts reclassified from accumulated other comprehensive income (loss) during the three and six months ended June 30, 2022.
9.   Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(90,346)	$(203,287)	$(160,838)	$(300,319)
Denominator:
Weighted average common shares outstanding—basic and diluted(1)	68,248,023	39,375,944	68,227,564	39,375,944
Net loss per share — basic and diluted	$(1.32)	$(5.16)	$(2.36)	$(7.63)
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

As of June 30,
2023
Options to purchase common shares	9,639,557
10.  License Agreements
The following is a summary of all license agreements that the Company has entered into. As of June 30, 2023, the Company has potential future developmental, regulatory and commercial milestone

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10.  License Agreements (Continued)
payments under these agreements of up to approximately $125,050, $547,350, and $1,270,450, respectively. As of June 30, 2023 the Company has not made any material developmental, regulatory or commercial milestone payments under these agreements.
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
For the three and six months ended June 30, 2023 and 2022, the Company did not record any material milestone or royalty payments under the Yale Agreement.
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
Under the Yale MoDE Agreement, the Company entered into a sponsored research agreement (the “Yale MoDE SRA”), which includes funding of up to $4,000 over the life of the agreement.
The Company recorded research and development expense related to the Yale MoDE SRA of $333 and $666 for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, the Company recorded research and development expense related to the Yale MoDE SRA of $334 and $2,000, respectively. For the three and six months ended June 30, 2023 and 2022, the Company did not record any material milestone or royalty payments under the Yale MoDE SRA.
In May 2023, the Company entered into an additional sponsored research agreement with Yale University (the "2023 Yale SRA"), which included funding of up to $612 over the life of the agreement. For the three and six months ended June 30, 2023, the Company recorded $153 in research and development expense related to the 2023 Yale SRA.
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
For the three and six months ended June 30, 2023 and 2022, the Company did not record any material milestone or royalty payments under the ALS Biopharma Agreement.
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
For the three and six months ended June 30, 2023 and 2022, the Company did not record any material milestone or royalty payments under the 2016 AstraZeneca Agreement.
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
For the three and six months ended June 30, 2023 and 2022, the Company did not record any material milestone or royalty payments under the 2018 AstraZeneca Agreement.
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
For the three and six months ended June 30, 2023 and 2022, the Company did not record any material milestone or royalty payments related to the FCCDC Agreement.
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
For the three and six months ended June 30, 2023 and 2022, the Company did not record any material milestone or royalty payments related to the UConn Agreement.
Artizan Agreement
In December 2020, the Company entered into an Option and License Agreement (the "2020 Artizan Agreement") with Artizan Biosciences Inc. ("Artizan"). Pursuant to the 2020 Artizan Agreement, the Company acquired an option (“Biohaven Option”) to obtain a royalty-based license from Artizan to manufacture, use and commercialize certain products in the United States for the treatment of diseases, including, for example, inflammatory bowel disease and other gastrointestinal inflammatory disorders, e.g., Crohn’s disease. The Biohaven Option is exercisable throughout the development phase of the products at an exercise price of approximately $4,000 to $8,000, which varies based on the market potential of the products. In June 2023, the Company agreed to terminate the 2020 Artizan Agreement and relinquished its option rights under

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10.  License Agreements (Continued)
certain conditions associated with the winding down of Artizan's business.
In December 2020, simultaneously with the 2020 Artizan Agreement, the Company entered into a Series A-2 Preferred Stock Purchase Agreement with Artizan. Under the agreement, the Company paid Artizan 61,494 of the Former Parent’s common shares valued at $6,000, which were issued in January 2021. In exchange, the Company acquired 34,472,031 shares of series A-2 preferred stock of Artizan.
In June 2021, the Company entered into a Development and License Agreement with Artizan Biosciences Inc (the "2021 Artizan Agreement"). Pursuant to the 2021 Artizan Agreement, the Company acquired an exclusive, worldwide license under Artizan’s IgA-SEQ patented technology and know-how to develop, manufacture and commercialize certain of Artizan’s compounds for use in Parkinson’s Disease. Under the 2021 Artizan Agreement, the Company is responsible for funding the development of the compounds, obtaining regulatory approvals, manufacturing the compounds and commercializing the compounds. The Company is also responsible for the prosecution, maintenance and enforcement of Artizan’s patents. The Company agreed to pay Artizan development milestones of $20,000 for the first licensed compound to achieve U.S. marketing authorization and $10,000 for each subsequent U.S. approval. In addition, the Company agreed to pay Artizan commercialization milestones totaling up to $150,000 and royalties in the low- to mid-single digits. The 2021 Artizan Agreement terminates on a country-by-country basis on the later of 10 years from the first commercial sale of licensed product in such country or the expiration of Artizan’s patents in such country and can also be terminated if certain events occur, e.g., material breach or insolvency. In June 2023, the 2021 Artizan Agreement was terminated.
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
As of December 31, 2022, due to concerns related to Artizan's inability to fund its future operations, the Company determined its investment in Artizan to be fully impaired. Accordingly, during the fourth quarter of 2022, the Company recognized an impairment loss of $10,000 in other income (expense) on the consolidated statements of operations.
For the three and six months ended June 30, 2023 and 2022, the Company did not record any material milestone or royalty payments related to the 2020 Artizan Agreement and the 2021 Artizan Agreement.
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
For the three and six months ended June 30, 2023 and 2022, the Company did not record any material milestone payments related to the Moda Agreement.
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
For the three and six months ended June 30, 2023 and 2022, the Company did not record any material milestone or royalty payments related to the Reliant Agreement.
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
Excluding the upfront payments discussed above, for the three and six months ended June 30, 2023 and 2022, the Company did not record any material milestone or royalty payments related to the KU Leuven Agreement.
Taldefgrobep Alfa License Agreement
In February 2022, following the transfer of intellectual property, the Company announced that it entered into a worldwide license agreement with BMS for the development and commercialization rights to taldefgrobep alfa (also known as BMS-986089), a novel,
Phase 3-ready anti-myostatin adnectin (the "Taldefgrobep Alfa License Agreement"). Under the terms of the Taldefgrobep Alfa License Agreement, the Company received worldwide rights to taldefgrobep alfa and BMS will be eligible for regulatory approval milestone payments of up to $200,000, as well as tiered, sales-based royalty percentages from the high teens to the low twenties. There were no upfront or contingent payments to BMS related to the Taldefgrobep Alfa License Agreement.
For the three and six months ended June 30, 2023 and 2022, the Company did not record any material milestone or royalty payments under the Taldefgrobep Alfa License Agreement.
Agreement with Hangzhou Highlightll Pharmaceutical Co. Ltd.
In March 2023, the Company and Hangzhou Highlightll Pharmaceutical Co. Ltd. ("Highlightll") entered into an exclusive, worldwide (excluding People’s Republic of China and its territories and possessions) license agreement (the "Highlightll Agreement") pursuant to which Biohaven obtained the right to research, develop, manufacture and commercialize Highlightll’s brain penetrant dual TYK2/JAK1 inhibitor program. As partial consideration for the Highlightll Agreement, the Company is obligated to pay Highlightll a cash payment of $10,000 and 721,136 common shares valued at approximately $10,000 as of the date the Highlightll Agreement was executed, upon the completion of certain post-closing activities, which were not completed as of June 30, 2023.
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
For the three and six months ended June 30, 2023 and 2022, the Company did not record any material milestone or royalty payments related to the Highlightll Agreement.
11.   Commitments and Contingencies
Lease Agreements
The Company leases certain office and laboratory space. There have been no material changes to the lease obligations from those disclosed in Note 12, "Commitments and Contingencies" to the consolidated financial statements included in the Company's 2022 Form 10-K.
Research Commitments
The Company has agreements with several contract manufacturing organizations ("CMOs") and contract research organizations ("CROs") to provide products and services in connection with the Company’s preclinical studies and clinical trials. As of June 30, 2023, the Company had remaining maximum research commitments in excess of one year of approximately $13,900, which are variable based on the number of trial participants, and contingent upon the achievement of certain milestones of the clinical trials covered under the agreements. If all related milestones are achieved, the Company expects these amounts to be paid over the next two years.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2023 or December 31, 2022.
License Agreements
The Company entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 10).
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of June 30, 2023, there were no matters which would have a material impact on the Company’s financial results.
12. Income Taxes
The following table provides a comparative summary of the Company's income tax provision and effective income tax rate for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax provision	$2,177	$6,110	$3,116	$13,365
Effective income tax rate	2.5%	3.1%	2.0%	4.7%
The decrease in income tax expense for the three and six months ended June 30, 2023 as compared to 2022 was primarily attributable to amortization of capitalized R&D expenses effective January 1, 2022 under the Tax Cuts and Jobs Act, utilization of R&D tax credits and an increase of the Company's foreign derived intangible income deduction.
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
Amounts received in connection with the Transition Services Agreement are recorded as other income on the condensed consolidated statement of operations and comprehensive loss, as they are outside of the normal operating business of the Company. For the three and six months ended June 30, 2023, the Company recorded $1,674 and $5,559 in other income reflecting transition services provided to the Former Parent. As of June 30, 2023, the Company had a receivable of $2,605 included in other current assets on the condensed consolidated balance sheet as of June 30, 2023 relating to transition services provided to the Former Parent.
United States Distribution Services Agreement. The Company entered into a United States Distribution Services Agreement with the Former Parent, pursuant to which the Company continued to serve as the Former Parent’s distributor and agent for the distribution of the pharmaceutical product Nurtec ODT in the United States for a limited period of time following the Spin-Off, which has concluded. Under the Distribution Services Agreement, the Former Parent and Pfizer Inc. have agreed to indemnify the Company for, among other things, losses resulting from the conduct of the distribution business or actions taken at the direction of the Former Parent.
As the Company was acting as an agent of the Former Parent for services performed under the Distribution Services Agreement, no amounts for revenues or expenses relating to the services performed thereunder are included on the Company's condensed consolidated financial statements. As of June 30, 2023, the Company recorded restricted cash held on behalf of Former Parent of $40,415 and Due to Former Parent of $40,415 on the condensed consolidated balance sheet primarily relating to cash held in connection with the execution of the Distribution Services Agreement which is legally payable to the Former Parent.
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
For periods prior to the Separation, these allocations to the Company are reflected in the condensed consolidated statement of operations and comprehensive loss as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Research and development	$26,332	$61,724
General and administrative	15,587	33,377
Total	$41,919	$95,101
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
Net Transfers From Former Parent
Net transfers from Former Parent represent the net effect of transactions between the Company and the Former Parent prior to the Separation. The components of net transfers from Former Parent are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
General financing activities	$65,732	$75,703
Corporate cost allocations, excluding share-based compensation	21,109	34,171
Net transfers from Former Parent as reflected in the Condensed Consolidated Statement of Cash Flows	86,841	109,874
Share-based compensation	20,810	60,930
Issuance of Former Parent common shares to repurchase non-controlling interest in a subsidiary	—	60,000
Issuance of Former Parent common shares as payment for IPR&D asset acquisition	58,747	58,747
Issuance of Former Parent common shares as payment for license and consulting agreements	—	1,779
Other non-cash adjustments(1)	15,788	(704)
Net transfers from Former Parent as reflected in Note 7, "Shareholders' Equity"	$182,186	$290,626
(1) Other non-cash adjustments in the second quarter of 2022 primarily relate to a reduction in income taxes payable attributed to the Company from the Former Parent.

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
13. Related Party Transactions (continued)
Related Party Agreements
License Agreement with Yale University
On September 30, 2013, the Company entered into the Yale Agreement with Yale University (see Note 10). The Company’s Chief Executive Officer is one of the inventors of the patents that the Company has licensed from Yale University and, as such, is entitled to a specified share of the glutamate product-related royalty revenues that may be received by Yale University under the Yale Agreement.
In January 2021, the Company entered into the Yale MoDE Agreement with Yale University (see Note 10 for details). Under the license agreement, the Company acquired exclusive, worldwide rights to Yale University's intellectual property directed to its MoDE platform. As part of consideration for this license, the Company paid Yale University an upfront cash payment of $1,000 and 11,668 common shares of the Former Parent valued at approximately $1,000. Under the Yale MoDE Agreement, the Company entered into the Yale MoDE SRA (see Note 10 for detail), which included funding of up to $4,000 over the life of the agreement. In May 2023, the Company entered into an additional sponsored research agreement with Yale University (the "2023 Yale SRA"), which includes funding of up to $612 over the life of the agreement.
For the three and six months ended June 30, 2023, the Company recorded $947 and $1,699, respectively, in research and development expense, including certain administrative expenses, related to the Yale MoDE Agreement and the Yale MoDE SRA, the Yale Agreement, and the 2023 Yale SRA (the "Yale Agreements"). For the three and six months ended June 30, 2022, the Company recorded $488 and $2,288, respectively, in research and development expense, including certain administrative expenses, related to the Yale Agreements. As of June 30, 2023, the Company did not owe any amounts to Yale University.

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
Overview
We are a global clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of life-changing therapies to treat a broad range of rare and common diseases. Our experienced management team brings with it a proven track record of delivering new drug approvals for products for diseases such as migraine, depression, bipolar disorder and schizophrenia. We are advancing a pipeline of therapies for diseases, many of which have limited or no treatment options, leveraging our proven drug development capabilities and proprietary platforms including Kv7 ion channel modulation for epilepsy and neuronal hyperexcitability, glutamate modulation for Obsessive-Compulsive Disorder (“OCD”) and Spinocerebellar Ataxia (“SCA”), myostatin inhibition for neuromuscular diseases and metabolic disorders, and brain-penetrant Tyrosine Kinase 2/Janus Kinase 1 (“TYK2/JAK1”) inhibition for neuroinflammatory disorders. Our portfolio of early- and late-stage product candidates also includes discovery research programs focused on TRPM3 channel activation for neuropathic pain, CD-38 antibody recruiting, bispecific molecules for multiple myeloma, antibody drug conjugates (“ADCs”), and targeted extracellular protein degradation platform technology (“MoDE”) with potential application in neurological disorders, cancer, and autoimmune diseases.
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

Form 10-Q Table of Contents
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
Transition from the Former Parent and Costs to Operate as an Independent Company
The condensed consolidated financial statements for periods prior to the Separation reflect the operating results and financial position of the Company as it was operated by the Former Parent prior to the Separation, rather than as an independent company. We have incurred and will continue to incur ongoing operating expenses to operate as an independent company. These costs include the cost of various corporate headquarters functions, information technology-related costs and costs to operate stand-alone accounting, legal and other administrative functions. We will also incur non-recurring expenses and non-recurring capital expenditures. As an independent company, our information technology operating costs may be higher than the costs allocated in the historical combined financial statements. It is not practicable to estimate the costs that would have been incurred in each of the periods presented in the historical combined financial statements for the functions described above. Actual costs that would have been incurred if we operated as a stand-alone company during these periods would have depended on various factors, including the chosen organizational structure, what corporate functions the Company might have performed directly or outsourced and strategic decisions the Company might have made in areas such as executive management, legal and other professional services, and certain corporate overhead functions. During the transition from the Former Parent, we may incur non-recurring expenses to expand our infrastructure.
Agreements with the Former Parent
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

Clinical-Stage Milestones
Our clinical-stage milestones include the following:

Drug Name	Indications	1H2023		2H2023	2024

BHV-7000 Kv7 channel activator	Focal Epilepsy	Phase 1 Topline	Initiate EEG Study	Initiate Phase 2/3

	Bipolar disorder			Initiate Phase 2/3

BHV-8000 TYK2/JAK1	Neuroinflammatory Disorders	Initiate Phase 1			Initiate Phase 2 - Parkinson's Disease

BHV-2100 TRPM3	Chronic pain disorders			Submit IND

Troriluzole NCE prodrug of riluzole	SCA Type 3	NDA Submission		MAA Submission

	OCD			Complete Enrollment

Taldefgrobep Alfa Anti-myostatin adnectin	SMA			Complete Enrollment

BHV-1300 IgG degrader	Immune-Mediated Diseases			Submit IND	Initiate Phase 2

Bispecific Platform IgA Degrader	IgA Nephropathy				Submit IND

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
In the first quarter of 2023, we completed a first-in-human single ascending dose ("SAD")/ multiple ascending dose ("MAD) study with BHV-7000. In the SAD and MAD cohorts, 61 subjects received BHV-7000 (N=46) or placebo (N= 15). Thirty-nine SAD subjects were randomized to BHV-7000 or placebo. Twenty-two MAD subjects were randomized to BHV-7000 or placebo for 15 days. The rates of Adverse Events ("AEs") by MedDRA System Organ Class across the pooled SAD and MAD cohorts among subjects treated with BHV-7000 and placebo are presented below in Table 1. Across the dosing groups in the SAD and MAD cohorts, there were low rates of central nervous system ("CNS")-related AEs (Table 2 below), and headache was the most common AE. No cases of somnolence were reported. The majority of the AEs were mild in severity and resolved spontaneously. There were no deaths, serious AEs, severe AEs, or dose-limiting toxicities observed. With respect to preliminary PK results, the Company exceeded target concentrations for efficacy based on the preclinical maximal electroshock ("MES") model, which is clinically validated and predictive of target concentration ranges in humans.
Table 1: Pooled SAD/MAD MedDRA System Organ Class Adverse Events

MedDRA System Organ Class	Placebo (N=15) n (%)	BHV-7000 (N=46) n (%)
Nervous system disorders	1 (6.7)	7 (15.2)
Gastrointestinal disorders	1 (6.7)	6 (13.0)
Musculoskeletal disorders	0	5 (10.9)
Infections	0	2 (4.3)
Investigations	1 (6.7)	2 (4.3)
Respiratory disorders	0	2 (4.3)
Skin disorders	0	2 (4.3)
Eye disorders	0	1 (2.2)
General disorders	0	1 (2.2)
Procedural complications	1 (6.7)	1 (2.2)
Psychiatric disorders	0	1 (2.2)
Renal disorders	1 (6.7)	1 (2.2)

Form 10-Q Table of Contents
Table 2: CNS Adverse Events by Dose and Cohort
Epilepsy
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
We also initiated an electroencephalogram ("EEG") study in the first half of 2023 and expect to initiate Phase 2/3 studies in focal epilepsy patients in the second half of 2023. The Phase 1 EEG study is an open-label study designed to evaluate the effects of BHV-7000 on EEG parameters in healthy adults. The study's objective is to demonstrate BHV-7000 target engagement in the cerebral cortex and to help refine dose selection for Phase 3 trials. Study measures include continuous EEG monitoring, time locked PK sampling, and changes in EEG spectral power post dose. The international 10-20 system for EEG collection will be used to capture resting data in the eyes open and closed states to be used for regional analyses of spectral power and coherence. For broadband power and absolute power for each EEG band, values from each electrode will be natural-log (ln) transformed.
In July 2023, we reported positive, interim data from the EEG biomarker study with the initial, low-dose of BHV-7000 studied in healthy volunteers. Preliminary Phase 1 data confirmed evidence of target engagement in the central nervous system for subjects with projected therapeutic concentrations of BHV-7000 (based on the EC50 from preclinical models), measured by changes from baseline in EEG spectral power that occurred after dosing. These pharmacodynamic ("PD") effects were similar to those reported in the literature for antiseizure medicines ("ASMs"), including Kv7 activators in development that are clinically effective in treating epilepsy. BHV-7000's PD effects were also differentiated from those reported for other Kv7 activators including, specifically, the absence of increases in EEG spectral power in frequency bands associated with drowsiness and somnolence. While additional, higher-dose groups of BHV-7000 are still being evaluated in the EEG analysis, the results from the low-dose group validate the preclinical hypothesis, confirm the Phase 1 SAD/MAD clinical data, and support our plans to initiate pivotal studies with BHV-7000 in focal epilepsy and bipolar disorder in the second half of 2023. The preliminary data highlight BHV-7000's differentiation and potentially favorable clinical profile compared to other ASMs. We expect to present the complete EEG results by the end of 2023. Additionally, new PK data from multiple clinical formulations being studied has now confirmed a once daily extended-release formulation that will be used in the Phase 2/3 clinical programs.
We are evaluating and have not yet finalized potential Phase 2/3 future clinical trial designs, including trial size, and primary and secondary endpoints. We anticipate that the Phase 3 program evaluating the efficacy of BHV-7000 in adolescents and adults with refractory focal epilepsy will be randomized, double-blind, placebo-controlled, 8- and 12-week trials with primary endpoints of median percent change (US) and ≥50% responder rate (EU) and secondary endpoints of the Quality of Life in Epilepsy Inventory ("QOLIE-31") and seizure freedom.
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
Mood Disorders
Approximately 1 in 5 adults in the US are living with neuropsychiatric illnesses that are, in turn, associated with inadequate treatment, poor quality of life, disability, and considerable direct and indirect costs. There is significant unmet need for novel and effective therapeutic options that are not limited by long latency periods to clinical effects, low response rates, and significant risks and side effects. Increasing evidence from animal models and clinical trials now suggests that Kv7.2/7.3 targeting drugs offer the potential to treat a spectrum of these neuropsychiatric

Form 10-Q Table of Contents
diseases including, but not limited to, mood disorders, such as major depressive disorder, bipolar disorder and anxiety. We plan to advance BHV-7000 as a potential treatment for patients with bipolar disorder and intend to start a Phase 2/3 clinical trial targeting this indication by the end of 2023. We are evaluating and have not yet finalized potential Phase 2/3 future clinical trial designs, including trial size, and primary and secondary endpoints.
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
Previous studies have demonstrated the efficacy of Kv7 targeting drugs in clinical trials for pain indications and in animal models. Selective Kv7 potassium channel activators represent a promising new approach in the development of non-opioid therapeutic options for neuropathic pain. In addition to leveraging reduced abuse and addiction risk potential of potassium channel activators, our Kv7 potassium channel platform addresses the complexities of channel subtype physiology through targeted pharmacology to overcome the limitations inherent in unbiased Kv7 activators and is intended to deliver a well-tolerated, highly effective, non-opioid treatment for neuropathic pain. During the second quarter of 2023, we initiated a sponsored research agreement with Yale to evaluate the activity of BHV-7000 in an iPSC model of inherited erythromelalgia, a severe rare genetic neuropathy.
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
TYK2/JAK1
Agreement with Hangzhou Highlightll Pharmaceutical Co. Ltd.
In March 2023, we entered into an exclusive, worldwide (excluding People’s Republic of China and its territories and possessions) license agreement with Hangzhou Highlightll Pharmaceutical Co. Ltd. ("Highlightll"), pursuant to which we obtained the right to research, develop, manufacture and commercialize Highlightll’s brain penetrant dual TYK2/JAK1 inhibitor program (the "Highlightll Agreement"). As partial consideration for the Highlightll Agreement, we are obligated to pay Highlightll a cash payment of $10.0 million and 721,136 common shares valued at approximately $10.0 million as of the agreement execution, upon the completion of certain post-closing activities, which were not completed as of June 30, 2023. See Note 10, "License Agreements," for further detail on the Highlightll Agreement.
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
There are currently no brain penetrant, selective, dual TYK2/JAK1 inhibitors approved for brain disorders. In May 2023, we began dosing with BHV-8000 (previously TLL-041), in a Phase 1 study in normal healthy volunteers. The planned Phase 1 study is a randomized, double-blind, placebo-controlled, sequential parallel group, SAD/MAD study in healthy subjects to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics ("PD") of BHV-8000 following oral administration. In this study, single ascending dose cohorts are planned with 8 subjects in each dose cohort (6 subjects randomized to active drug and 2 subjects randomized to placebo) with up to 6 dose levels. Each dose cohort will be initiated with sentinel dosing, e.g., one active and placebo patient will be dosed simultaneously. Doses for subsequent cohorts are determined based on available PK, PD, safety and tolerability from previous cohort(s). Up to 40 subjects are planned to be evaluated with approximately 30 subjects randomized to receive active drug and approximately 10 subjects randomized to receive placebo in a double-blind fashion (8 subjects in each dose cohort, 6 subjects randomized to active drug and 2 subjects randomized to placebo.) In July 2023, we reported that we have successfully dosed three dose cohorts with single ascending doses of BHV-8000 in the ongoing Phase 1 study. Based on the preliminary data that are available, projected therapeutic concentrations

Form 10-Q Table of Contents
of BHV-8000 were achieved, and BHV-8000 was well tolerated with only mild adverse events reported.
We anticipate beginning a Phase 2 clinical trial with BHV-8000 in Parkinson's disease and potentially other neuroinflammatory diseases in 2024. The Company is evaluating and has not yet finalized potential clinical trial designs, including trial size and primary and secondary endpoints for the anticipated Phase 2 clinical trial.
We acquired the worldwide rights to BHV-8000 (excluding People’s Republic of China and its territories and possessions) under an exclusive license agreement with Highlightll.
Glutamate
The most advanced product candidate from our glutamate receptor antagonist platform is troriluzole (previously referred to as trigriluzole and BHV-4157), which is currently in two Phase 3 trials in OCD and, for which, the Company submitted a new drug application (“NDA”) in Spinocerebellar Ataxia Type 3 (“SCA3”) to the U.S. FDA in the second quarter of 2023. Troriluzole is also being evaluated by the Global Coalition for Adaptive Research ("GCAR") as part of Glioblastoma Adaptive Global Innovative Learning Environment - NCT03970447 ("GBM AGILE"), a revolutionary patient-centered, adaptive platform trial for registration that tests multiple therapies for patients with newly-diagnosed and recurrent glioblastoma ("GBM"). Other product candidates include BHV-5500, which is an antagonist of the glutamate N-methyl-D-aspartate (“NMDA”) receptor and its oral prodrug BHV-5000.
Troriluzole
Spinocerebellar Ataxia
SCAs are a group of ultra-rare, dominantly inherited neurodegenerative disorders predominantly characterized by atrophy of the cerebellum, brainstem, and spinal cord. The disease course of SCA is one of relentless progression over years and inevitably leads to clinical deterioration of motor function, gait imbalance with frequent falling, severe speech impairment, swallowing difficulties, and premature death. SCAs are thought to be pathogenetically related but disease course and brain region involvement are known to vary between the different genotypes. SCA3, also known as Machado-Joseph disease, is the most common genotype, with a prevalence of up to 6,000 patients in North America and up to 4,600 in the European Union (“EU”) and Japan, and accounts for approximately 30% to 50% of SCAs worldwide. Currently, there are no approved symptomatic or neuroprotective treatments for SCA.
In May 2022, the Company announced top-line results from the Phase 3 clinical trial (Study BHV4157-206) evaluating the efficacy and safety of its investigational therapy, troriluzole, in patients with SCA. The primary endpoint, change from baseline to week 48 on the f-SARA, did not reach statistical significance in the overall SCA population as there was less than expected disease progression in the placebo arm over the course of the study. Preliminary post hoc analysis of efficacy measures by genotype suggested a treatment effect in patients with the SCA3 genotype. A risk reduction in falls was also observed in the SCA3 population, as well as across all SCA genotypes. Troriluzole was well tolerated with an adverse event profile similar to placebo.
In May 2023, the Company presented further analysis of Study BHV4157-206 by prespecified genotype strata that revealed consistent treatment effects of troriluzole in SCA3, the most common genotype worldwide, which represented 41% of study participants. In SCA3 subjects, troriluzole 200mg QD demonstrated benefit on the f-SARA compared with placebo at 48 weeks (LS mean treatment difference = -0.56; 95% CI = -1.11, -0.01; p = 0.0450). These results were further supported by consistent results across the range of secondary and exploratory endpoints assessed in the SCA3 subgroup.
Study BHV4157-206 is an adequate and well-controlled 48-week clinical trial that provides evidence of the efficacy of troriluzole 200 mg once daily in adult SCA3 subjects. Confirmatory evidence of efficacy is provided from several distinct sources, including the MAIC external control analysis of 3-year OLE data from BHV4157-206 demonstrating treatment benefit in f-SARA scores at 1, 2 and 3 years, the MAIC external control analysis of 3-year OLE data from the Phase 2 BHV4157-201 study showing treatment benefit in the f-SARA scores at 1, 2 and 3 years, and statistical analyses of a composite efficacy endpoint applied to the BHV4157-206 SCA3 study population.
Given these findings and the debilitating nature of SCA, in May 2023 we announced that we submitted a New Drug Application ("NDA") to the FDA for troriluzole for the treatment of SCA3. In July 2023, the FDA informed us that it would not review the recently submitted NDA application for troriluzole given that the study's primary endpoint was not met and thus, would not permit a substantive review. The communication from the FDA indicated that we may request a Type A meeting within 30 days. Biohaven plans to request a Type A meeting to comprehensively address the FDA's concerns cited in the refusal to file letter. We intend to submit a Marketing Authorization Application ("MAA") to the European Medicines Agency ("EMA") in the second half of 2023.
Obsessive Compulsive Disorder
We commenced a Phase 2/3 double-blind, randomized, controlled trial to assess the efficacy of troriluzole in adults with OCD in December 2017. The Phase 2/3 study results were announced in June 2020. Troriluzole 200 mg administered once daily as adjunctive therapy in OCD patients with inadequate response to standard of care treatment showed

Form 10-Q Table of Contents
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
Given the strong signal in the Phase 2/3 proof of concept study and after receiving feedback from the FDA in an End of Phase 2 meeting, in December 2020 we initiated enrollment in a Phase 3 program. The Phase 3 program will have an estimated total enrollment of up to 700 participants in each trial with a primary endpoint of change from baseline on the Y-BOCS total score at week 4, 8 and 10. The two Phase 3 randomized, double-blind, placebo-controlled trials that make-up our Phase 3 program for OCD are currently ongoing. Enrollment in a Phase 3 program for OCD is expected to be completed in 2023.
Glioblastoma
In December 2021, GCAR selected troriluzole for evaluation in GBM AGILE. GBM AGILE is a revolutionary patient-centered, adaptive platform trial for registration that tests multiple therapies for patients with newly-diagnosed and recurrent GBM, the most fatal form of brain cancer. Troriluzole will be evaluated in all patient subgroups of the trial which include newly-diagnosed methylated MGMT, newly-diagnosed unmethylated MGMT, and recurrent GBM. Troriluzole was selected for inclusion in GBM AGILE based on compelling evidence showing deregulation of glutamate in GBM. The therapeutic potential of troriluzole in GBM and other oncology indications is supported by several recent clinical and translational research studies conducted with troriluzole and its active moiety.
In July 2022, the Company and GCAR announced that enrollment has commenced in GBM AGILE for the evaluation of troriluzole. Enrollment in the study is ongoing.
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
Myostatin Platform
Taldefgrobep Alfa (BHV-2000)
In February 2022, we announced that we entered into a worldwide license agreement with BMS for the development and commercialization rights to taldefgrobep alfa (also known as BMS-986089 and now referred to as BHV-2000), a novel, Phase 3-ready anti-myostatin adnectin. Myostatin is a natural protein that limits skeletal muscle growth, an important process in healthy muscular development that can lead to improvements of lean mass and loss of adipose tissue. In patients with neuromuscular diseases, active myostatin can critically limit the growth needed to achieve developmental and functional milestones. Myostatin inhibition is a promising therapeutic strategy for enhancing muscle mass and strength in a range of pediatric and adult neuromuscular conditions. In addition, preclinical and early clinical data suggest that blocking myostatin and downstream signaling through its receptors on skeletal muscle may produce physical and metabolic changes that are important to individuals living with overweight and obesity, including reducing body fat and improving insulin sensitivity while increasing lean muscle mass. Taldefgrobep’s novel mode of action and unique impact on body composition suggest it could be used as monotherapy or in combination with other anti-obesity medications.
Spinal Muscular Atrophy
In July 2022, we commenced enrollment in a Phase 3 clinical trial of BHV-2000 assessing the efficacy and safety of taldefgrobep alfa in Spinal Muscular Atrophy ("SMA"). SMA is a rare, progressively debilitating motor neuron disease in which development and growth of muscle mass are compromised, resulting in progressive weakness and muscle atrophy, reduced motor function, impaired quality of life and often death. The Phase 3 placebo-controlled, double-blind trial is designed to evaluate the efficacy and safety of taldefgrobep as an adjunctive therapy for participants who are already taking a stable dose of nusinersen or risdiplam or have a history of treatment with onasemnogene abeparvovec-xioi, compared to placebo. The study is not restricted nor limited to patients based on ambulatory status or classification of SMA. We expect to randomize approximately 180 patients in this double-blind, placebo-controlled global trial. Enrollment is expected to be completed in the second half of 2023.

Form 10-Q Table of Contents
In February 2023, we received Fast Track designation from the FDA for taldefgrobep alfa for the treatment of SMA. In December 2022, we received orphan drug designation from the FDA for taldefgrobep in the treatment of SMA. In July 2023, we received orphan drug designation from the European Commission for taldefgrobep alfa in the treatment of SMA.
Metabolic Disorders
Obesity is a disease of excess and/or abnormal deposits of adipose tissue and a current global public health crisis. By 2030, it is expected that nearly one billion people will be living with obesity, including 50% of the adult and 25% of the adolescent US population. The primary driver of obesity-related morbidity and mortality is metabolically active visceral adipose tissue and associated deposits of adipose tissue in and around organs such as the heart, liver, kidneys, and muscle.
Preclinical and clinical data have demonstrated the potential for anti-myostatin therapies to produce physical and metabolic changes that are highly relevant to individuals living with overweight and obesity, including reducing total body fat and visceral adiposity, and improving insulin sensitivity and bone mineral density, while increasing lean muscle mass.
In May 2023, we announced plans to initiate a Phase 2 clinical trial of BHV-2000 for metabolic disorders. The Company is evaluating and has not yet finalized potential clinical trial designs, including timing, trial size and primary and secondary endpoints.
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
Artizan Biosciences, Inc.
In December 2020, we entered into an Option and License Agreement (the "2020 Artizan Agreement") with Artizan Biosciences Inc. ("Artizan"), a biotechnology company focused on addressing inflammatory diseases involving the human intestinal microbiota. Pursuant to the 2020 Artizan Agreement, we acquired an option to obtain a royalty-based license from Artizan to manufacture, use and commercialize certain products. Artizan will use the proceeds to continue advancing the preclinical research and development of its lead

Form 10-Q Table of Contents
program for inflammatory bowel disease as well as to explore additional disease targets. In June 2022, we and Artizan executed a non-binding indication of interest which described terms under which we and Artizan would amend the 2020 Artizan Agreement to eliminate certain milestone payments required by us in exchange for limiting our option to the selection of the first licensed product. In the fourth quarter of 2022, Artizan was unable to secure additional financing to support its ongoing operations, and, as a result, began reviewing strategic options for the sale of its assets, and secured a small bridge financing to fund operations during the strategic review.
During the fourth quarter of 2022, due to concerns related to Artizan's inability to fund its future operations, we determined our investment in Artizan to be fully impaired. In January 2023, Artizan severed all of its discovery employees and halted the Parkinson's Disease ("PD") program. Artizan plans to initiate the process of seeking a strategic partner to take over Artizan or its assets. In June 2023, we agreed to terminate the 2020 Artizan Agreement and relinquish our option rights under certain conditions associated with the winding down of Artizan’s business.
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
We evaluated the effect of single and multiple doses of our immunoglobulin gamma ("IgG") bispecific degrader, BHV-1300, in cynomolgus monkeys. In confirmatory studies, we reported 50% IgG lowering from baseline after one day, and 75% reduction of IgG levels after two days; the data in this pre-clinical study compares favorably to the standard of care therapy, efgartigimod, an FcRn inhibitor where reduction of IgG levels in cynomolgus reached approximately 50% in 5-7 days. The Company expects to submit an IND application for BHV-1300 with the FDA in the second half of 2023 and expects to initiate Phase 2 studies in 2024. The Company is evaluating and has not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.
The Company presented preclinical data with a second MoDE targeting galactose deficient IgA ("Gd-IgA"), which is believed to play a pathogenic role in IgA Nephropathy. Specific removal of pathogenic Gd-IgA with preservation of normal IgA potentially permits disease remission without incurring an infection risk. The Company shared preliminary data demonstrating the chimeric antibody-ASGPR ligand conjugate specifically mediated endocytosis of Gd-IgA, as opposed to normal IgA, in an endocytosis assay with HepG2 cells. The Company expects to submit an IND application with the FDA in the first half of 2024.
Components of Our Results of Operations
Revenue
To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from the sale of products in the near future. If our development efforts for our product candidates are

Form 10-Q Table of Contents
successful and result in regulatory approval or additional license agreements with third parties, then we may generate revenue in the future from product sales.
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
Other Income (Expense)
Other Income, Net
Other income, net primarily consists of net investment income and service revenue from the Transition Service Agreement we entered into with the Former Parent. Net investment income is comprised of interest income and net accretion and amortization on investments. Refer to Note 13, "Related Party Transactions," for further discussion of agreements entered into with the Former Parent.
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
We have historically outsourced all of the research and clinical development for our programs under a master services agreement with Biohaven Pharmaceuticals, Inc. ("BPI"). As a result of providing services under this agreement, BPI was profitable during the three and six months ended June 30, 2023 and 2022, and BPI is subject to taxation in the United States. As such, in each reporting period, the tax provision includes the effects of the results of operations of BPI.
At June 30, 2023 and December 31, 2022, we continued to maintain a full valuation allowance against our net deferred tax assets, comprised primarily of capitalized research and development deductions, research and development tax credit carryforwards, and net operating loss carryforwards, based on management’s assessment that it is more likely than not that the deferred tax assets will not be realized. We recorded an income tax provision during the three and six months ended June 30, 2023 of $2.2 million and $3.1 million, respectively, and a provision of $6.1 million and $13.4 million during the three and six months ended June 30, 2022, respectively, which primarily represents U.S. Federal and state taxes related to BPI’s profitable operations in the United States.

Form 10-Q Table of Contents
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following tables summarize our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
In thousands
Operating expenses:
Research and development	$79,490	$177,087	$(97,597)
General and administrative	14,521	20,023	(5,502)
Total operating expenses	94,011	197,110	(103,099)
Loss from operations	(94,011)	(197,110)	103,099
Other income (expense):
Other income (expense), net	5,842	(67)	5,909
Total other income (expense), net	5,842	(67)	5,909
Loss before provision for income taxes	(88,169)	(197,177)	109,008
Provision for income taxes	2,177	6,110	(3,933)
Net loss	$(90,346)	$(203,287)	$112,941
Research and Development Expenses

	Three Months Ended June 30,
	2023	2022	Change
In thousands
Direct research and development expenses by program:
BHV-7000 & BHV-7010	$9,904	$119,249	$(109,345)
BHV-8000	1,115	—	1,115
BHV-2100 (TRPM3)	1,311	632	679
Troriluzole	19,141	13,125	6,016
BHV-2000	11,078	4,116	6,962
BHV-1100	487	252	235
BHV-1200 (COVID-19)	—	2,655	(2,655)
Verdiperstat	2,454	3,935	(1,481)
Other programs	234	88	146
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	19,280	22,853	(3,573)
Preclinical research programs	10,734	6,532	4,202
Other	3,752	3,650	102
Total research and development expenses	$79,490	$177,087	$(97,597)
R&D expenses, including non-cash share-based compensation costs, were $79.5 million for the three months ended June 30, 2023, compared to $177.1 million for the three months ended June 30, 2022. The decrease of $97.6 million was primarily due to a one-time $93.7 million expense during the three months ended June 30, 2022 for our Kv7 Platform Acquisition and a $25.0 million milestone relating to BHV-7000. The decrease was partially offset by increases in direct program spend for additional and advancing clinical trials in 2023, as compared to the same period in the prior year.
Non-cash share-based compensation expense was $2.5 million for the three months ended June 30, 2023, a decrease of $10.3 million as compared to the same period in 2022. Non-cash share-based compensation expense was higher in the second quarter of 2022 primarily because expense allocated from the Former Parent equity plan, prior to the spin-off, was based on equity awards with higher grant date fair values, which was partially offset by increased personnel costs related to an increase in headcount for our discovery operations.

Form 10-Q Table of Contents
General and Administrative Expenses
General and administrative expenses were $14.5 million for the three months ended June 30, 2023, compared to $20.0 million for the three months ended June 30, 2022. The decrease of $5.5 million was primarily due to decreased non-cash share-based compensation costs. Non-cash share-based compensation expense was $2.2 million for the three months ended June 30, 2023, a decrease of $5.8 million as compared to the same period in 2022. Non-cash share-based compensation expense was higher in the second quarter of 2022 primarily because expense allocated from the Former Parent equity plan, prior to the spin-off, was based on equity awards with higher grant date fair values.
Other Income (Expense), Net
Other income (expense), net was a net income of $5.8 million for the three months ended June 30, 2023, compared to net expense of $67 thousand for the three months ended June 30, 2022. The increase of $5.9 million in income was primarily due to an increase in net investment income of $4.1 million and an increase of $1.7 million in other income reflecting transition services provided to the Former Parent during the three months ended June 30, 2023.
Provision for Income Taxes
We recorded an income tax provision of $2.2 million for the three months ended June 30, 2023, compared to a provision for income taxes of $6.1 million for the three months ended June 30, 2022. The decrease in income tax expense was primarily attributable to the amortization of prior year capitalized R&D expenses, the utilization of R&D tax credits, and an increase in the Company's foreign derived intangible income deduction.
Comparison of the Six Months Ended June 30, 2023 and 2022
The following tables summarize our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change
In thousands
Operating expenses:
Research and development	$142,951	$247,183	$(104,232)
General and administrative	28,842	39,700	(10,858)
Total operating expenses	171,793	286,883	(115,090)
Loss from operations	(171,793)	(286,883)	115,090
Other income (expense):
Other (expense) income	14,071	(71)	14,142
Total other (expense) income, net	14,071	(71)	14,142
Loss before provision (benefit) for income taxes	(157,722)	(286,954)	129,232
Provision (benefit) for income taxes	3,116	13,365	(10,249)
Net loss and comprehensive loss	$(160,838)	$(300,319)	$139,481

Form 10-Q Table of Contents
Research and Development Expenses

	Six Months Ended June 30,
	2023	2022	Change
In thousands
Direct research and development expenses by program:
BHV-7000 & BHV-7010	$17,773	$119,438	$(101,665)
BHV-8000	1,161	$—	1,161
BHV- 2100 (TRPM3)	2,026	$6,509	(4,483)
Troriluzole	37,543	$26,642	10,901
BHV-2000	17,933	6,996	10,937
BHV-1100	1,144	499	645
BHV-1200 (COVID 19)	—	4,973	(4,973)
Verdiperstat	2,199	8,121	(5,922)
Other programs	437	193	244
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	36,959	55,240	(18,281)
Preclinical research programs	18,278	11,737	6,541
Other	7,498	6,835	663
Total research and development expenses	$142,951	$247,183	$(104,232)
R&D expenses, including non-cash share-based compensation costs, were $143.0 million for the six months ended June 30, 2023, compared to $247.2 million for the six months ended June 30, 2022. The decrease of $104.2 million was primarily due to a one-time $93.7 million expense during the six months ended June 30, 2022 for our Kv7 Platform Acquisition, a $25.0 million milestone relating to BHV-7000, and a decrease of $18.3 million in personnel related costs. The decrease was partially offset by increases in direct program spend for additional and advancing clinical trials in 2023, as compared to the same period in the prior year. Non-cash share-based compensation expense was $4.7 million for the six months ended June 30, 2023, a decrease of $32.6 million as compared to the same period in 2022. Non-cash share-based compensation expense was higher in the six months ended June 30, 2022, primarily because expense allocated from the Former Parent equity plan, prior to the spin-off, was based on equity awards with higher grant date fair values, which was partially offset by increased personnel costs related to an increase in headcount for our discovery operations.
General and Administrative Expenses
G&A expenses, including non-cash share-based compensation costs, were $28.8 million for the six months ended June 30, 2023, compared to $39.7 million for the six months ended June 30, 2022. The decrease of $10.9 million was primarily due to decreased non-cash share-based compensation costs. This was partially offset by increased personnel costs in the six months ended June 30, 2023 compared to the same period in 2022, due to a majority of the personnel costs in the six months ended June 30, 2022 being allocated to the Former Parent. Non-cash share-based compensation expense was $3.8 million for the six months ended June 30, 2023, a decrease of $19.9 million as compared to the same period in 2022. Non-cash share-based compensation expense was higher in the six months ended June 30, 2022, primarily because expense allocated from the Former Parent equity plan, prior to the spin-off, was based on equity awards with higher grant date fair values.
Other Income (Expense), Net
Other income (expense), net was a net income of $14.1 million for the six months ended June 30, 2023, compared to a net expense of $71 thousand for the six months ended June 30, 2022. The increase of $14.1 million in net income was primarily due to net investment income of $8.2 million and service revenue from the Transition Service Agreement we entered into with the Former Parent of $5.6 million.
Provision (Benefit) for Income Taxes
We recorded a provision for income taxes of $3.1 million for the six months ended June 30, 2023, compared to an expense for income taxes of $13.4 million for the six months ended June 30, 2022. The decrease in income tax expense was primarily attributable to the amortization of prior year capitalized R&D expenses, the utilization of R&D tax credits, and an increase in the Company's foreign derived intangible income deduction.
Liquidity and Capital Resources
Since our inception as a business of the Former Parent, we have not generated any revenue and have incurred significant operating losses and negative cash flows from operations. We will not generate revenue

Form 10-Q Table of Contents
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
From the Separation through July 31, 2023, we have funded our operations primarily with the cash contribution received from the Former Parent at the Separation and proceeds from the public offering of our common shares in October 2022. We have incurred recurring losses since our inception and expect to continue to generate operating losses for the foreseeable future.
As of June 30, 2023, we had cash and cash equivalents of $147.6 million, excluding marketable securities of $187.5 million and restricted cash of $54.3 million, of which $40.4 million related to restricted cash held on behalf of Former Parent and $13.9 million related to collateral held by banks for letters of credit (“LOC”) issued in connection with leased office space in Yardley, Pennsylvania and Cambridge, Massachusetts. Cash in excess of immediate requirements is invested in marketable securities and money market funds with a view to liquidity and capital preservation. We continuously assess our working capital needs, capital expenditure requirements, and future investments or acquisitions.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2023	2022	Change
In thousands
Net cash used in operating activities	$(122,031)	$(126,722)	$4,691
Net cash provided by (used in) investing activities	75,195	(36,250)	111,445
Net cash provided by financing activities	6,329	109,874	(103,545)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(147)	—	(147)
Net (decrease) in cash, cash equivalents and restricted cash	$(40,654)	$(53,098)	$12,444
Operating Activities
Net cash used in operating activities was $122.0 million for the six months ended June 30, 2023 and $126.7 million for the six months ended June 30, 2022 The $4.7 million decrease in net cash used in operating activities for the six months ended June 30, 2023 was primarily driven by the collection of income tax refunds and receivables related to the transition services agreement with Pfizer, partially offset by an increase in R&D spending and personnel costs to support acquired and late-stage programs.
Investing Activities
Net cash provided by investing activities was $75.2 million for the six months ended June 30, 2023, compared to net cash used by investing activities of $36.3 million for the six months ended June 30, 2022. The $111.4 million increase in net cash provided by investing activities for the six months ended June 30, 2023 was primarily driven by an increase in sales and maturities of marketable securities, a decrease in cash payments for IPR&D asset acquisition, and purchases of equipment to support our discovery programs partially offset by an increase in purchases of marketable securities with cash in excess of immediate requirements (see Note 3 to the Condensed Consolidated Financial Statements).
Financing Activities
Net cash provided by financing activities was $6.3 million for the six months ended June 30, 2023 and $109.9 million for the six months ended June 30, 2022. The $103.5 million decrease in net cash provided by financing activities for the six months ended June 30, 2023 was primarily driven by a decrease in proceeds from net transfers from Parent due to the Company operating as a standalone entity for the six months ended June 30, 2023 partially offset by an increase in

Form 10-Q Table of Contents
restricted cash held in connection with the execution of the United States Distribution Services Agreement which is legally payable to the Former Parent (see Note 13 to the Condensed Consolidated Financial Statements).
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
•the extent to which we acquire or in-license other product candidates and technologies;
•the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any; and
•other capital expenditures, working capital requirements, and other general corporate activities.
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

Form 10-Q Table of Contents
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
During the six months ended June 30, 2023, there were no material changes to our critical accounting policies as reported in our annual consolidated financial statements included in the 2022 Form 10-K.
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
We will cease to be an “emerging growth company” effective December 31, 2023, because the aggregate market value of our common shares held by non-affiliates exceeded $700 million as of June 30, 2023.
Smaller Reporting Company Status
A “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, is eligible for exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to, reduced

Form 10-Q Table of Contents
disclosure obligations regarding executive compensation.
We are a smaller reporting company as long as either:
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
As of June 30, 2023, the aggregate market value of our common shares held by non-affiliates exceeded $700 million. We may continue to take advantage of certain reduced disclosures available to smaller reporting companies through the filing of our Annual Report on Form 10-K for the year ending December 31, 2023.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Foreign Currency Translation
Our operations include activities in countries outside the U.S. As a result, our financial results are impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we operate. Our monetary exposures on our balance sheet are currently immaterial to our financial position as of June 30, 2023.
We do not engage in any hedging activities against changes in foreign currency exchange rates.
Interest Rate Risk
As of June 30, 2023, we invest our excess cash balances in marketable securities of highly rated financial institutions and investment-grade debt instruments. We seek to diversify our investments and limit the amount of investment concentrations for individual institutions, maturities and investment types. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1.00%, the fair value of our investment portfolio would (decrease) increase by approximately $(0.5) million and $0.5 million, respectively.
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

Form 10-Q Table of Contents
stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.  Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors have not changed materially from those described in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 23, 2023, except for the risk factor noted below.
Effective December 31, 2023, we will be a large accelerated filer and no longer qualify as a smaller reporting company or emerging growth company, which will increase our costs and demands on management.
Based on the Company's public float as of June 30, 2023, the Company will become a “large accelerated filer” and lose “emerging growth company” status on December 31, 2023. Additionally, due to the Company’s public float as of June 30, 2023, we will no longer qualify as a “smaller reporting company.” However, we are not required to reflect the change in our “smaller reporting company” status, and comply with the associated increased disclosure obligations, until our quarterly report for the three-month period ending March 31, 2024. Due to this upcoming transition, we are devoting significant time and efforts to implement and comply with the additional standards, rules and regulations that will apply to us upon becoming a large accelerated filer and losing our smaller reporting company and emerging growth company status, diverting such time from the day-to-day conduct of our business operations. Compliance with the additional requirements of being a large accelerated filer will also increase our legal, accounting and financial compliance costs. These requirements include, but are not limited to:
•compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;
•full disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•compliance with the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Due to the complexity and logistical difficulty of implementing the standards, rules and regulations that apply to a large accelerated filer, there is an increased risk that we may be found to be in non-compliance with such standards, rules and regulations or to have significant deficiencies or material weaknesses in our internal controls over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations, and financial condition and could cause a decline in the trading price of our common shares.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5. Other Information
None.

Form 10-Q Table of Contents
Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101	The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
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
Dated: July 31, 2023
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Matthew Buten
Matthew Buten
Chief Financial Officer
(Principal Financial Officer)