Form 10-Q
period 2023-09-30
Biohaven Ltd.
filed 2023-11-14
CIK 1935979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2023, the registrant had 80,233,656 common shares, without par value per share, outstanding.
2

Form 10-Q Table of Contents
Part I.     Financial Information

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

Index to Condensed Consolidated Financial Statements

BIOHAVEN LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$111,697	$204,877
Marketable securities	128,899	260,464
Prepaid expenses	33,936	20,945
Income tax receivable	13,073	46,139
Restricted cash held on behalf of Former Parent	28	35,212
Other current assets	22,937	19,331
Total current assets	310,570	586,968
Property and equipment, net	17,669	17,512
Intangible assets	18,400	18,400
Goodwill	1,390	1,390
Other non-current assets	34,707	37,513
Total assets	$382,736	$661,783
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$9,515	$10,703
Due to Former Parent	28	35,212
Accrued expenses and other current liabilities	52,634	44,106
Total current liabilities	62,177	90,021
Long-term operating lease liability	28,286	30,581
Other non-current liabilities	2,267	2,410
Total liabilities	92,730	123,012
Commitments and contingencies (Note 11)
Shareholders' Equity:
Preferred shares, no par value; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common shares, no par value; 200,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 68,364,143 and 68,190,479 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	618,761	615,742
Additional paid-in capital	25,623	13,869
Accumulated deficit	(354,536)	(91,124)
Accumulated other comprehensive income	158	284
Total shareholders' equity	290,006	538,771
Total liabilities and shareholders' equity	$382,736	$661,783
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$95,517	$52,845	$238,468	$300,028
General and administrative	15,030	14,792	43,872	54,492
Total operating expenses	110,547	67,637	282,340	354,520
Loss from operations	(110,547)	(67,637)	(282,340)	(354,520)
Other income (expense), net	4,686	—	18,757	(71)
Loss before (benefit) provision for income taxes	(105,861)	(67,637)	(263,583)	(354,591)
(Benefit) provision for income taxes	(3,287)	1,216	(171)	14,581
Net loss	$(102,574)	$(68,853)	$(263,412)	$(369,172)
Net loss per share — basic and diluted	$(1.50)	$(1.75)	$(3.86)	$(9.38)
Weighted average common shares outstanding—basic and diluted	68,320,125	39,375,944	68,258,757	39,375,944
Comprehensive loss:
Net loss	$(102,574)	$(68,853)	$(263,412)	$(369,172)
Other comprehensive income (loss), net of tax	138	—	(126)	—
Comprehensive loss	$(102,436)	$(68,853)	$(263,538)	$(369,172)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(263,412)	$(369,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation expense	12,916	77,927
Acquisition of IPR&D asset	—	93,747
Depreciation and amortization	5,018	1,042
Issuance of Former Parent common shares as payment for license and consulting agreements	—	1,779
Other non-cash items	(4,696)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	28,428	(15,666)
Accounts payable	(1,188)	(44)
Accrued expenses and other liabilities	6,090	(11,895)
Net cash used in operating activities	(216,844)	(222,282)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	219,144	—
Purchases of marketable securities	(82,822)	—
Purchases of property and equipment	(2,578)	(5,774)
Payment for IPR&D asset acquisition	—	(35,000)
Net cash provided by (used in) investing activities	133,744	(40,774)
Cash flows from financing activities:
Net transfers from Former Parent	—	237,417
Change in restricted cash due to Former Parent	(35,184)	—
Other	1,857	—
Net cash (used in) provided by financing activities	(33,327)	237,417
Effects of exchange rates on cash, cash equivalents, and restricted cash	(187)	—
Net decrease in cash, cash equivalents, and restricted cash	(116,614)	(25,639)
Cash, cash equivalents, and restricted cash at beginning of period	242,604	77,057
Cash, cash equivalents, and restricted cash at end of period	$125,990	$51,418
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.   Nature of the Business and Basis of Presentation
Biohaven Ltd. (“we,” “us," "our," "Biohaven" or the “Company”) was incorporated in Tortola, British Virgin Islands in May 2022. Biohaven is a global clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of life-changing therapies to treat a broad range of rare and common diseases. The Company is advancing a pipeline of therapies for diseases, many of which have little or no treatment options, leveraging its proven drug development capabilities and proprietary platforms, including Kv7 ion channel modulation for epilepsy and neuronal hyperexcitability, glutamate modulation for Obsessive-Compulsive Disorder ("OCD") and spinocerebellar ataxia ("SCA"), myostatin inhibition for neuromuscular diseases and metabolic disorders, and brain-penetrant Tyrosine Kinase 2/Janus Kinase 1 ("TYK2/JAK1") inhibition for neuroinflammatory disorders. Biohaven's portfolio of early- and late-stage product candidates also includes research programs focused on TRPM3 channel activation for neuropathic pain, CD-38 antibody recruiting, bispecific molecules for multiple myeloma, antibody drug conjugates ("ADCs"), and targeted extracellular protein degradation platform technology ("MoDE") with potential application in neurological disorders, cancer, and autoimmune diseases.
The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts may require additional capital, additional personnel and infrastructure, and further regulatory and other capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
Separation from Biohaven Pharmaceutical Holding Company Ltd.
On May 9, 2022, Biohaven Pharmaceutical Holding Company Ltd. (the "Former Parent"), Pfizer Inc. (“Pfizer”) and Bulldog (BVI) Ltd., a wholly owned subsidiary of Pfizer (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which provided for the acquisition by Pfizer of the Former Parent through the merger of Merger Sub with and into the Former Parent (the “Merger”). In connection with the Merger Agreement, the Former Parent and Biohaven entered into a Separation and Distribution Agreement, dated as of May 9, 2022 (the “Distribution Agreement”). In connection with the Distribution Agreement, the Board of Directors of the Former Parent approved and directed the Former Parent’s management to effect the Spin-Off (as defined below) of the business, operations, and activities that are not the CGRP Business (as defined below), including the Kv7 ion channel activators, glutamate modulation, Myeloperoxidase ("MPO") inhibition and myostatin inhibition platforms, preclinical product candidates, and certain corporate infrastructure currently owned by the Former Parent.
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
On October 3, 2022, the Former Parent completed the distribution (the “Distribution”) to holders of its common shares of all of the outstanding common shares of Biohaven and the spin-off of Biohaven from the Former Parent (the “Spin-Off”) described in Biohaven’s Information Statement (the “Information Statement”) attached as Exhibit 99.1 to Biohaven’s Registration Statement on Form 10, as amended (Reg. No. 001-41477), which was declared effective by the Securities and Exchange Commission (the "SEC") on September 22, 2022. Each holder of Former Parent common shares received one common share of Biohaven for every two Former Parent common shares held of record as of the close of business on September 26, 2022. In the Distribution, an aggregate of 35,840,459 Biohaven common shares were issued. The aggregate number of common shares issued in connection with the Distribution did not include 2,611,392 common shares to be issued in connection with Former Parent stock

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

options that were exercised on October 3, 2022 and 924,093 common shares to be issued in connection with Former Parent restricted stock units that vested on October 3, 2022. As a result of the Distribution, Biohaven became an independent, publicly traded company. Collectively, we refer to the Distribution and Spin-Off throughout this Quarterly Report on Form 10-Q as the "Separation."
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
Basis of Presentation
On October 3, 2022, the Company became a standalone publicly traded company, and its financial statements are now presented on a condensed consolidated basis. Prior to the Separation on October 3, 2022, the Company’s historical combined financial statements were prepared on a standalone basis and were derived from the Former Parent's consolidated financial statements and accounting records. The financial statements for all periods presented, including the historical results of the Company prior to October 3, 2022, are now referred to as "Condensed Consolidated Financial Statements," and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
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
For periods prior to the Separation, the Company's equity balance in these condensed consolidated financial statements represents the excess of total assets over liabilities. Net investment from Former Parent is primarily impacted by contributions from the Former

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
1.   Nature of the Business and Basis of Presentation (Continued)
Parent, which are the result of net funding provided by or distributed to the Former Parent. As a result of the Separation, the Company’s Net investment from Former Parent balance was reclassified to common shares. The Net investment from Former Parent balance reclassified to common shares during the fourth quarter of 2022 included Separation-related adjustments of $27,811. The adjustments related primarily to differences in the amount of assets and liabilities transferred to the Company upon the Separation and the amount of the transferred assets and liabilities reported in the Company’s combined balance sheet as of September 30, 2022.
Going Concern
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.
Through November 14, 2023, the Company has funded its operations primarily with funding from the Former Parent, proceeds from the public offering of its common shares (refer to Note 7, Shareholders' Equity), and the cash contribution received from the Former Parent at the Separation (refer to Note 13, Related Party Transactions ) The Company has incurred recurring losses since its inception and expects to continue to generate operating losses for the foreseeable future.
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
2.   Summary of Significant Accounting Policies
Our significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies" to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K"). Updates to our accounting policies are discussed below in this Note 2.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023, the results of its operations for the three and nine months ended September 30, 2023 and 2022, and its cash flows for the nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods or any future year or period.  The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Reclassifications
Certain items in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, determining the allocations of costs and expenses from the Former Parent and the accrual for research and development expenses. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
Restricted Cash
Restricted cash held on behalf of the Former Parent on the consolidated balance sheet as of September 30, 2023 represents cash held by the Company on behalf of the Former Parent related to the execution of the United States Distribution Services Agreement (the “Distribution Services Agreement”). Pursuant to the terms of the Distribution Services Agreement, which was entered into by the Company and the Former Parent in connection with the Separation, the Company is continuing to serve as the Former Parent’s distributor and agent for the distribution of the pharmaceutical product Nurtec ODT in the United States. As of September 30, 2023, the Company recorded a related payable of $28 as Due to Former Parent on the consolidated balance sheet as the balance was legally payable to the Former Parent. Refer to Note 13, "Related Party Transactions" for further information on the agreements entered into by the Company and the Former Parent in connection with the Separation.
Restricted cash included in other current assets as of September 30, 2023 consisted primarily of restricted cash held in escrow for the cash portion of consideration to be paid in connection with our license agreement with Hangzhou Highlightll Pharmaceutical Co. Ltd. ("Highlightll") upon the completion of certain post-closing activities, which were not completed as of September 30, 2023. Restricted cash included in other current assets also includes employee contributions to the Company's employee share purchase plan held for future purchases of the Company's outstanding shares. The Company did not have an employee share purchase plan as of September 30, 2022.
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
The following represents a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash as of September 30, 2023 and September 30, 2022, respectively, in the condensed consolidated statements of cash flows:

	As of September 30, 2023	As of September 30, 2022
Cash and cash equivalents	$111,697	$50,668
Restricted cash held on behalf of Former Parent	28	—
Restricted cash (included in other current assets)	11,890	—
Restricted cash (included in other non-current assets)	2,375	750
Total cash, cash equivalents and restricted cash at the end of the period in the condensed consolidated statement of cash flows	$125,990	$51,418
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

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3. Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of debt securities available-for-sale by type of security at September 30, 2023 and December 31, 2022 were as follows:

	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023
Debt securities
U.S. corporate bonds	$64,635	$—	$64,635	$—	$(62)	$64,573
Foreign corporate bonds	24,623	—	24,623	—	(19)	24,604
U.S. treasury bills	39,759	—	39,759	3	—	39,762
U.S. agency bonds	4,965	—	4,965	—	(5)	4,960
Total	$133,982	$—	$133,982	$3	$(86)	$133,899

December 31, 2022
Debt securities
U.S. corporate bonds	$142,697	$—	$142,697	$25	$(135)	$142,587
Foreign corporate bonds	36,766	—	36,766	9	(32)	36,743
U.S. treasury bills	89,308	—	89,308	17	(5)	89,320
U.S. agency bonds	41,734	—	41,734	—	(24)	41,710
Total	$310,505	$—	$310,505	$51	$(196)	$310,360
The fair value of debt securities available-for-sale by classification in the condensed consolidated balance sheets was as follows:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$5,000	$49,896
Marketable securities	128,899	260,464
Total	$133,899	$310,360
The net amortized cost and fair value of debt securities available-for-sale at September 30, 2023 and December 31, 2022 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

	September 30, 2023		December 31, 2022
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$133,982	$133,899	$310,505	$310,360

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.  Marketable Securities (Continued)

Summarized below are the debt securities available-for-sale the Company held at September 30, 2023 and December 31, 2022 that were in an unrealized loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months
	Number of Securities	Fair Value	Unrealized Losses
September 30, 2023
Debt securities
U.S. corporate bonds	11	$64,573	$(62)
Foreign corporate bonds	3	24,604	(19)
U.S. treasury bills	2	9,882	—
U.S. agency bonds	1	4,960	(5)
Total	17	$104,019	$(86)

December 31, 2022
Debt securities
U.S. corporate bonds	16	$104,508	$(135)
Foreign corporate bonds	3	31,886	(32)
U.S. treasury bills	1	9,762	(5)
U.S. agency bonds	4	41,710	(24)
Total	24	$187,866	$(196)

The Company did not have any investments in a continuous unrealized loss position for more than twelve months as of September 30, 2023 and December 31, 2022.
The Company reviewed the securities in the table above and concluded that they are performing assets, considering factors such as the credit quality of the investment security based on research performed by external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. As of September 30, 2023, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.
Net Investment Income
Gross investment income includes income from debt securities available-for-sale, money-market funds, cash and restricted cash. Sources of net investment income included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Gross investment income	$3,831	$12,231
Investment expenses	(65)	(203)
Net investment income (excluding net realized capital losses)	3,766	12,028
Net realized capital losses	—	(39)
Net investment income	$3,766	$11,989
The Company had no investment income during the three and nine months ended September 30, 2022.

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.  Marketable Securities (Continued)

We utilize the specific identification method in computing realized gains and losses. The proceeds from the sale of available-for-sale debt securities and the related gross realized capital losses for the three and nine months ended September 30, 2023 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Proceeds from sales	$—	$4,920
Gross realized capital losses	—	$39
The Company had no proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three and nine months ended September 30, 2022.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
Financial assets measured at fair value on a recurring basis on the condensed consolidated balance sheets at September 30, 2023 and December 31, 2022 were as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
September 30, 2023
Assets:
Cash and cash equivalents	Money market funds	$29,794	$—	$—	$29,794
Cash and cash equivalents	U.S. treasury bills	—	5,000	—	5,000
Marketable securities	U.S. treasury bills	9,920	24,842	—	34,762
Marketable securities	U.S. corporate bonds	—	64,573	—	64,573
Marketable securities	U.S. agency bonds	—	4,960	—	4,960
Marketable securities	Foreign corporate bonds	—	24,604	—	24,604
Other non-current assets	Money market funds	1,875	—	—	1,875
Total assets		$41,589	$123,979	$—	$165,568

December 31, 2022
Assets:
Cash and cash equivalents	Money market funds	$72,866	$—	$—	$72,866
Cash and cash equivalents	U.S. treasury bills	—	39,948	—	39,948
Cash and cash equivalents	U.S. corporate bonds	—	9,948	—	9,948
Marketable securities	U.S. treasury bills	—	49,372	—	49,372
Marketable securities	U.S. corporate bonds	—	132,639	—	132,639
Marketable securities	U.S. agency bonds	—	41,710	—	41,710
Marketable securities	Foreign corporate bonds	—	36,743	—	36,743
Total assets		$72,866	$310,360	$—	$383,226
The Company had no financial liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at September 30, 2023 and December 31, 2022.
There were no securities transferred into or out of Level 3 during the three and nine months ended September 30, 2023 or 2022.
The following is a description, including valuation methodology, of the financial assets and liabilities measured at fair value on a recurring basis:
Cash Equivalents
Cash equivalents at September 30, 2023 consisted of cash invested in short-term money market funds and debt securities with an original maturity of 90 days or less at the date of purchase. The carrying value of cash equivalents approximates fair value as maturities are less than three months. When quoted prices are available in an active market, cash equivalents are classified in Level 1 of the fair value hierarchy. Fair values of cash equivalent instruments that do not trade on a regular basis in active markets are classified as Level 2.
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
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of September 30, 2023	As of December 31, 2022
Building and land	$11,728	$11,728
Leasehold improvements	680	569
Computer hardware and software	780	780
Office and lab equipment	9,148	5,501
Furniture and fixtures	1,491	1,202
	$23,827	$19,780
Accumulated depreciation	(7,335)	(4,914)
	16,492	14,866
Equipment not yet in service	1,177	2,646
Property and equipment, net	$17,669	$17,512
Depreciation expense was $857 and $2,421 for the three and nine months ended September 30, 2023 and $230 and $718 for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2023 and December 31, 2022, computer software costs included in property and equipment were $760 and $760, net of accumulated amortization of $654 and $464, respectively. Amortization expense for capitalized computer software costs were not material for the three and nine months ended September 30, 2023 or 2022.
Equipment not yet in service primarily consisted of lab equipment that had not been placed into service as of September 30, 2023 and December 31, 2022.
Other Non-current Assets
Other non-current assets consisted of the following:

	As of September 30, 2023	As of December 31, 2022
Operating lease right-of-use assets	$32,330	$34,928
Other	2,377	2,585
Other non-current assets	$34,707	$37,513
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of September 30, 2023	As of December 31, 2022
Accrued employee compensation and benefits	$13,977	$14,603
Accrued clinical trial costs	27,945	17,788
Operating lease liability - current portion	3,281	3,019
Other accrued expenses and other current liabilities	7,431	8,696
Accrued expenses and other current liabilities	$52,634	$44,106
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
In consideration for the Kv7 Platform Acquisition, on April 4, 2022, the Company made an upfront payment comprised of $35,000 in cash and 493,254 common shares, valued at approximately $58,747, issued through a private placement. The Company has also agreed to pay additional success-based payments comprised of (i) up to $325,000 based on developmental and regulatory milestones through approvals in the United States, EMEA and Japan for the lead asset, BHV-7000 (formerly known as KB-3061), (ii) up to an additional $250,000 based on developmental and regulatory milestones for the Kv7 pipeline development in other indications and additional country approvals, and (iii) up to $562,500 for commercial sales-based milestones of BHV-7000. Additionally, the Company has agreed to make scaled royalty payments in cash for BHV-7000 and the pipeline programs, with percentages starting at high single digits and peaking at low teens for BHV-7000 and starting at mid-single digits and peaking at low tens digits for the pipeline programs.

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
Excluding the milestone payment noted above, the Company has not recorded any of the possible contingent consideration payments to Knopp as a liability in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at September 30, 2023.
7.   Shareholders' Equity
Changes in shareholders’ equity for the three and nine months ended September 30, 2023 and September 30, 2022 were as follows:

	Common Shares
	Shares	Amount	Net Investment from Former Parent	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balances as of December 31, 2022	68,190,479	$615,742	$—	$13,869	$(91,124)	$284	$538,771
Issuance of common shares under equity incentive plan	22,000	504	—	(172)	—	—	332
Non-cash share-based compensation expense	—	—	—	3,765	—	—	3,765
Net loss	—	—	—	—	(70,492)	—	(70,492)
Other comprehensive loss	—	—	—	—	—	(118)	(118)
Balances as of March 31, 2023	68,212,479	616,246	—	17,462	(161,616)	166	472,258
Issuance of common shares under equity incentive plan and employee share purchase plan	104,474	1,264	—	(470)	—	—	794
Non-cash share-based compensation expense	—	—	—	4,695	—	—	4,695
Net loss	—	—	—	—	(90,346)	—	(90,346)
Other comprehensive loss	—	—	—	—	—	(146)	(146)
Balances as of June 30, 2023	68,316,953	617,510	—	21,687	(251,962)	20	387,255
Issuance of common shares under equity incentive plan and employee share purchase plan	47,190	1,251	—	(520)	—	—	731
Non-cash share-based compensation expense	—	—	—	4,456	—	—	4,456
Net loss	—	—	—	—	(102,574)	—	(102,574)
Other comprehensive income	—	—	—	—	—	138	138
Balance as of September 30, 2023	68,364,143	$618,761	$—	$25,623	$(354,536)	$158	$290,006

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
7.   Shareholders' Equity (Continued)

	Common Shares
	Shares	Amount	Net Investment from Former Parent	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance as of December 31, 2021	—	$—	$34,691	$—	$—	$—	$34,691
Net loss	—	—	(97,032)	—	—	—	(97,032)
Net transfers from Former Parent	—	—	108,440	—	—	—	108,440
Balance as of March 31, 2022	—	—	46,099	—	—	—	46,099
Net loss	—	—	(203,287)	—	—	—	(203,287)
Net transfers from Former Parent	—	—	182,186	—	—	—	182,186
Balance as of June 30, 2022	—	—	24,998	—	—	—	24,998
Net loss	—	—	(68,853)	—	—	—	(68,853)
Net transfers from Former Parent	—	—	144,071	—	—	—	144,071
Balance as of September 30, 2022	—	$—	$100,216	$—	$—	$—	$100,216
October 2023 Public Offering
On October 5, 2023, the Company closed an underwritten public offering of 11,761,363 of its common shares, which included the exercise in full of the underwriters' option to purchase additional shares, at a price to the public of $22.00 per share. The net proceeds raised in the offering, after deducting underwriting discounts and expenses of the offering payable by Biohaven, were approximately $242,425. The Company intends to use the net proceeds received from the offering for general corporate purposes.
Equity Distribution Agreement
In October 2023, the Company entered into an equity distribution agreement pursuant to which the Company may offer and sell common shares having an aggregate offering price of up to $150,000 from time to time through or to the sales agent, acting as its agent or principal (the "Equity Distribution Agreement"). Sales of the Company's common shares, if any, will be made in sales deemed to be “at-the-market offerings”. The sales agent is not required to sell any specific amount of securities but will act as the Company's sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between the sales agent and the Company. The Company currently plans to use the net proceeds from any at-the-market offerings of its common shares for general corporate purposes.

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
8. Accumulated Other Comprehensive Income
Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Net unrealized investment gains (losses):
Beginning of period balance	$(262)	$(145)
Other comprehensive income before reclassifications(1)	178	22
Amounts reclassified from accumulated other comprehensive income(1)(2)	—	39
Other comprehensive income(1)	178	61
End of period balance	(84)	(84)

Foreign currency translation adjustments:
Beginning of period balance	282	429
Other comprehensive loss(1)	(40)	(187)
End of period balance	242	242
	—
Total beginning of period accumulated other comprehensive income	20	284
Total other comprehensive income (loss)	138	(126)
Total end of period accumulated other comprehensive income	$158	$158
(1) There was no tax on other comprehensive income (loss) and immaterial tax on amounts reclassified from accumulated other comprehensive income (loss) during the period.
(2) Amounts reclassified from accumulated other comprehensive income (loss) for specifically identified debt securities are included in other income (expense), net on the condensed consolidated statement of operations.
The Company had no accumulated other comprehensive income (loss) included in shareholders' equity as of September 30, 2022 and no amounts reclassified from accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2022.
9.   Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(102,574)	$(68,853)	$(263,412)	$(369,172)
Denominator:
Weighted average common shares outstanding—basic and diluted(1)	68,320,125	39,375,944	68,258,757	39,375,944
Net loss per share — basic and diluted	$(1.50)	$(1.75)	$(3.86)	$(9.38)
(1)     Prior to the Spin-Off from the Former Parent on October 3, 2022, Biohaven did not operate as an independent company. At the time of the Distribution, 39,375,944 common shares of the Company were distributed to the Former Parent's shareholders, including common shares issued in connection with Former Parent share options that were exercised on October 3, 2022 and common shares issued in connection with Former Parent restricted share units that vested on October 3, 2022. This number of shares is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Spin-Off.
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

As of September 30,
2023
Options to purchase common shares	9,740,921
10.  License Agreements
The following is a summary of all license agreements that the Company has entered into. As of September 30, 2023, the Company has potential future developmental, regulatory and commercial milestone

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10.  License Agreements (Continued)
payments under these agreements of up to approximately $123,800, $547,350, and $1,270,450, respectively. As of September 30, 2023 the Company has made $1,325 of payments related to achievement of developmental milestones under these agreements. The Company has not made any material regulatory or commercial milestone payments under these agreements.
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
For the three and nine months ended September 30, 2023 and 2022, the Company did not record any material milestone or royalty payments under the Yale Agreement.
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
The Company recorded research and development expense related to the Yale MoDE SRA of $333 and $1,000 for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company recorded research and development expense related to the Yale MoDE SRA of $333 and $2,333, respectively. For the three and nine months ended September 30, 2023 and 2022, the Company did not record any material milestone or royalty payments under the Yale MoDE SRA.
In May 2023, the Company entered into an additional sponsored research agreement with Yale University (the "2023 Yale SRA"), which included funding of up to $612 over the life of the agreement. For the three and nine months ended September 30, 2023, the Company recorded $92 and 245, respectively, in research and development expense related to the 2023 Yale SRA.
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
For the three and nine months ended September 30, 2023 and 2022, the Company did not record any material milestone or royalty payments under the ALS Biopharma Agreement.
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
For the three and nine months ended September 30, 2023 and 2022, the Company did not record any material milestone or royalty payments under the 2016 AstraZeneca Agreement.
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
For the three and nine months ended September 30, 2023 and 2022, the Company did not record any material milestone or royalty payments under the 2018 AstraZeneca Agreement.
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
For the three and nine months ended September 30, 2023 and 2022, the Company did not record any material milestone or royalty payments related to the FCCDC Agreement.
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
Other than the payment made in connection with the exercise of the UConn Option in September 2022, for the three and nine months ended September 30, 2023 and 2022, the Company did not record any material milestone or royalty payments related to the UConn Agreement.
Artizan Agreement
In December 2020, the Company entered into an Option and License Agreement (the "2020 Artizan Agreement") with Artizan Biosciences Inc. ("Artizan"). Pursuant to the 2020 Artizan Agreement, the Company acquired an option (“Biohaven Option”) to obtain a royalty-based license from Artizan to manufacture, use and commercialize certain products in the United States for the treatment of diseases, including, for example, inflammatory bowel disease and other gastrointestinal inflammatory disorders, e.g., Crohn’s disease. The Biohaven Option is exercisable throughout the development phase of the products at an exercise price

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10.  License Agreements (Continued)
of approximately $4,000 to $8,000, which varies based on the market potential of the products. In June 2023, the Company agreed to terminate the 2020 Artizan Agreement and relinquished its option rights under certain conditions associated with the winding down of Artizan's business.
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
For the three and nine months ended September 30, 2023 and 2022, the Company did not record any material milestone or royalty payments related to the 2020 Artizan Agreement and the 2021 Artizan Agreement.
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
For the three and nine months ended September 30, 2023 and 2022, the Company did not record any material milestone or royalty payments related to the Reliant Agreement.
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
For the three and nine months ended September 30, 2023, the Company recorded $1,250 to R&D expense in the condensed consolidated statements of operations and comprehensive loss related to a developmental milestone, which became due to KU Leuven during the third quarter of 2023. For the three and nine months ended September 30, 2022, the Company did not record any material milestone or royalty payments related to the KU Leuven Agreement. In November 2023, the Company recorded $2,000 to R&D expense related to a developmental milestone which became due to KU Leuven and is expected to be paid during the fourth quarter of 2023.
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
For the three and nine months ended September 30, 2023 and 2022, the Company did not record any material milestone or royalty payments under the Taldefgrobep Alfa License Agreement.
Agreement with Hangzhou Highlightll Pharmaceutical Co. Ltd.
In March 2023, the Company and Hangzhou Highlightll Pharmaceutical Co. Ltd. ("Highlightll") entered into an exclusive, worldwide (excluding People’s Republic of China and its territories and possessions) license agreement (the "Highlightll Agreement") pursuant to which Biohaven obtained the right to research, develop, manufacture and commercialize Highlightll’s brain penetrant dual TYK2/JAK1 inhibitor program. As partial consideration for the Highlightll Agreement, the Company is obligated to pay Highlightll a cash payment of $10,000 and 721,136 common shares valued at approximately $10,000 as of the date the Highlightll Agreement was executed, upon the completion of certain post-closing activities, which were not completed as of September 30, 2023.
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
For the three and nine months ended September 30, 2023 and 2022, the Company did not record any material milestone or royalty payments related to the Highlightll Agreement.

Table of Contents
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

11.   Commitments and Contingencies
Lease Agreements
The Company leases certain office and laboratory space. There have been no material changes to the lease obligations from those disclosed in Note 12, "Commitments and Contingencies" to the consolidated financial statements included in the 2022 Form 10-K.
Research Commitments
The Company has agreements with several contract manufacturing organizations ("CMOs") and contract research organizations ("CROs") to provide products and services in connection with the Company’s preclinical studies and clinical trials. As of September 30, 2023, the Company had remaining maximum research commitments in excess of one year of approximately $11,475, which are variable based on the number of trial participants, and contingent upon the achievement of certain milestones of the clinical trials covered under the agreements. If all related milestones are achieved, the Company expects these amounts to be paid over the next two years.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2023 or December 31, 2022.
License Agreements
The Company entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 10).
Other Agreements
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
For the three and nine months ended September 30, 2023 and 2022, the Company did not record any material milestone payments related to the Moda Agreement.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of September 30, 2023, there were no matters which would have a material impact on the Company’s financial results.
12. Income Taxes
The following table provides a comparative summary of the Company's income tax (benefit)

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
12.  Income Taxes (Continued)
provision and effective income tax rate for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income tax (benefit) provision	$(3,287)	$1,216	$(171)	$14,581
Effective income tax rate	(3.1)%	1.8%	(0.1)%	4.1%
The decrease in income tax provision for the three and nine months ended September 30, 2023 as compared to 2022 was primarily attributable to the Company adopting the guidance contained in a Notice of Proposed Rule Making issued during the third quarter of 2023 by the United States Internal Revenue Service ("the Notice"). The Notice provides clarity regarding the Company’s ability to immediately deduct certain R&D expenditures which were incurred in the US and reimbursed by the Company’s foreign parent. Previously these expenditures were capitalized, as was generally required under the Tax Cuts and Jobs Act, which was effective for tax years beginning on or after January 1, 2022. Based on this additional guidance and its application to the Company’s specific facts, the Company deducted these expenditures on its 2022 tax return, substantially reducing the Company's taxable income in the US and capitalized R&D expenditures, resulting in an increase to the Company's federal net operating loss carryforward of $598,679 that can be carried forward indefinitely.
At September 30, 2023 and December 31, 2022, the Company continued to maintain a full valuation allowance against its net deferred tax assets, comprised primarily of research and development tax credit carryforwards and net operating loss carryforwards, based on management’s assessment that it is more likely than not that the deferred tax assets will not be realized.
13. Related Party Transactions
Relationship with the Former Parent
Upon the effectiveness of the Separation on October 3, 2022, the Former Parent ceased to be a related party of the Company.
On October 3, 2022, the Company entered into agreements with the Former Parent in connection with the Separation, including the following:
Transition Services Agreement. The Company entered into a Transition Services Agreement with the Former Parent (the “Transition Services Agreement”) under which the Company or one of its affiliates provides the Former Parent, and the Former Parent or one of its affiliates provides the Company, with certain transition services for a limited time to ensure an orderly transition following the Spin-Off. The services that the Company and the Former Parent agreed to provide to each other under the Transition Services Agreement include certain finance, information technology, clinical study support, human resources and compensation, facilities, financial reporting and accounting and other services. The Company pays the Former Parent, and the Former Parent pays the Company, for any such services received by the Former Parent or the Company, as applicable, at agreed amounts as set forth in the Transition Services Agreement.
Amounts received in connection with the Transition Services Agreement are recorded as other income on the condensed consolidated statement of operations and comprehensive loss, as they are outside of the normal operating business of the Company. For the three and nine months ended September 30, 2023, the Company recorded $1,233 and $6,753 in other income reflecting transition services provided to the Former Parent. As of September 30, 2023, the Company had a receivable of $1,840 included in other current assets on the condensed consolidated balance sheet relating to transition services provided to the Former Parent.
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
As the Company was acting as an agent of the Former Parent for services performed under the Distribution Services Agreement, no amounts for revenues or expenses relating to the services performed

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
13. Related Party Transactions (continued)
thereunder are included on the Company's condensed consolidated financial statements. As of September 30, 2023, the Company recorded restricted cash held on behalf of Former Parent of $28 and Due to Former Parent of $28 on the condensed consolidated balance sheet primarily relating to cash held in connection with the execution of the Distribution Services Agreement which is legally payable to the Former Parent.
Outsourcing & Employee Transfer Agreements. The Company entered into Outsourcing & Employee Transfer Agreements, one with Pfizer Inc., Merger Sub, the Former Parent and Biohaven Pharmaceuticals, Inc. (“U.S. Employer”), and the other with Pfizer, Merger Sub, the Former Parent, and BioShin (Shanghai) Consulting Services Co., Ltd. (“Chinese Employer”), pursuant to which the Chinese Employer and the U.S. Employer, among other things, provided Pfizer with the services of, and remained the employers of, certain of their employees for the period of time immediately following the Spin-Off through December 31, 2022. During such period, Pfizer or one of its affiliates paid the U.S. Employer for employee-related expenses for its employees (including the cost of salary and wages) and paid the Chinese Employer a service fee based on employee-related expenses for its employees (including the cost of salary and wages).
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
For periods prior to the Separation, these allocations to the Company are reflected in the condensed consolidated statement of operations and comprehensive loss as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Research and development	$23,048	$84,772
General and administrative	9,676	43,053
Total	$32,724	$127,825
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
(Unaudited)
13. Related Party Transactions (continued)
Net Transfers From Former Parent
Net transfers from Former Parent represent the net effect of transactions between the Company and the Former Parent prior to the Separation. The components of net transfers from Former Parent are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
General financing activities	$111,816	$187,519
Corporate cost allocations, excluding share-based compensation	15,727	49,898
Net transfers from Former Parent as reflected in the Condensed Consolidated Statement of Cash Flows	127,543	237,417
Share-based compensation	16,997	77,927
Issuance of Former Parent common shares to repurchase non-controlling interest in a subsidiary	—	60,000
Issuance of Former Parent common shares as payment for IPR&D asset acquisition	—	58,747
Issuance of Former Parent common shares as payment for license and consulting agreements	—	1,779
Other non-cash adjustments	(469)	(1,173)
Net transfers from Former Parent as reflected in Note 7, "Shareholders' Equity"	$144,071	$434,697
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
In January 2021, the Company entered into the Yale MoDE Agreement with Yale University (see Note 10 for details). Under the license agreement, the Company acquired exclusive, worldwide rights to Yale University's intellectual property directed to its MoDE platform. As part of consideration for this license, the Company paid Yale University an upfront cash payment of $1,000 and 11,668 common shares of the Former Parent valued at approximately $1,000. Under the Yale MoDE Agreement, the Company entered into the Yale MoDE SRA (see Note 10 for details), which included funding of up to $4,000 over the life of the agreement. In May 2023, the Company entered into an additional sponsored research agreement with Yale University (the "2023 Yale SRA"), which includes funding of up to $612 over the life of the agreement.
For the three and nine months ended September 30, 2023, the Company recorded $614 and $2,313, respectively, in research and development expense, including certain administrative expenses, related to the
Yale MoDE Agreement and the Yale MoDE SRA, the Yale Agreement, and the 2023 Yale SRA (the "Yale Agreements"). For the three and nine months ended September 30, 2022, the Company recorded $463 and $2,750, respectively, in research and development expense, including certain administrative expenses, related to the Yale Agreements. As of September 30, 2023, the Company did not owe any amounts to Yale University.

Form 10-Q Table of Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K") filed with the Securities and Exchange Commission (the “SEC”). Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC.
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
Overview
We are a global clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of life-changing therapies to treat a broad range of rare and common diseases. Our experienced management team brings with it a proven track record of delivering new drug approvals for products for diseases such as migraine, depression, bipolar disorder and schizophrenia. We are advancing a pipeline of therapies for diseases, many of which have limited or no treatment options, leveraging our proven drug development capabilities and proprietary platforms including Kv7 ion channel modulation for epilepsy and neuronal hyperexcitability, glutamate modulation for Obsessive-Compulsive Disorder (“OCD”) and Spinocerebellar Ataxia (“SCA”), myostatin inhibition for neuromuscular diseases and metabolic disorders, and brain-penetrant Tyrosine Kinase 2/Janus Kinase 1 (“TYK2/JAK1”) inhibition for neuroinflammatory disorders. Our portfolio of early- and late-stage product candidates also includes research programs focused on TRPM3 channel activation for neuropathic pain, CD-38 antibody recruiting, bispecific molecules for multiple myeloma, antibody drug conjugates (“ADCs”), and targeted extracellular protein degradation platform technology (“MoDE”) with potential application in neurological disorders, cancer, and autoimmune diseases.
We are advancing our broad and diverse pipeline, across early and late stage development, including three Phase 3 clinical programs. We have built a highly experienced team of senior leaders and drug developers who combine a nimble, results-driven biotech mindset with capabilities in drug discovery and development. In addition, we have several preclinical assets in our early discovery program, targeting indications in neuroscience and immunology.
Separation from Biohaven Pharmaceutical Holding Company Ltd.
On May 9, 2022, the Board of Directors of Biohaven Pharmaceutical Holding Company Ltd. (the “Former Parent”) approved and directed Former Parent’s management to effect the spin-off of the Kv7 ion channel activators, glutamate modulation and myostatin inhibition platforms, preclinical product candidates, and certain corporate infrastructure then owned by Former Parent (collectively, the “Business”).
On October 3, 2022, the Former Parent completed the distribution (the “Distribution”) to holders of its common shares of all of the outstanding common shares of Biohaven Ltd. ("we." "us," "our," "Biohaven" or the "Company") and the spin-off of Biohaven Ltd. from the Former Parent (the “Spin-Off”) described in Biohaven’s Information Statement attached as Exhibit 99.1 to Biohaven’s Registration Statement on Form 10, as amended (Reg. No. 001-41477), which was declared effective by the SEC on September 22, 2022. Each holder of Former Parent common shares received one common share of Biohaven for every two of the Former Parent common shares held of record as of the close of business on September 26, 2022. To implement the Spin-Off, the Former Parent transferred certain license agreements, intellectual property and the Former Parent’s corporate infrastructure, including certain non-commercial employee agreements, share-based awards

Form 10-Q Table of Contents
and other corporate agreements to Biohaven. Collectively, we refer to the Distribution and Spin-Off throughout this Quarterly Report on Form 10-Q as the "Separation."
In the Distribution, an aggregate of 35,840,459 common shares of the Company were issued. The aggregate number of common shares issued in connection with the Distribution does not include 2,611,392 common shares issued in connection with Former Parent stock options that were exercised on October 3, 2022 and 924,093 common shares issued in connection with Former Parent restricted stock units that vested on October 3, 2022.
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

Clinical-Stage Milestones
Our clinical-stage milestones include the following:

Drug Name	Indications	1H2023	2H2023		2024

BHV-7000 Kv7 channel activator	Focal Epilepsy	Phase 1 Topline	EEG Biomarker Data	Initiate Phase 3

	Bipolar disorder				Initiate Phase 3

BHV-7010 Kv7 channel activator	Epilepsy and mood disorders				Submit IND

BHV-8000 TYK2/JAK1	Neuroinflammatory Disorders	Initiated Phase 1			Initiate Phase 2/3 - Parkinson's Disease

BHV-2100 TRPM3	Chronic pain disorders		Submit IND

Troriluzole NCE prodrug of riluzole	OCD				Complete Enrollment

Taldefgrobep Alfa Anti-myostatin adnectin	SMA		Completed Enrollment

	Metabolic Disorders				Initiate Phase 2

BHV-1300 IgG degrader	Immune-Mediated Diseases		Submit IND		Initiate Phase 1	Initiate Phase 2

BHV-1400 Gd-IgA1 Degrader	IgA Nephropathy				Submit IND

Kv7
BHV-7000
In April 2022, we closed the acquisition from Knopp Biosciences LLC (“Knopp”) of Channel Biosciences, LLC, a wholly owned subsidiary of Knopp owning the assets of Knopp’s Kv7 channel targeting platform, pursuant to a Membership Interest Purchase Agreement, dated February 24, 2022. The acquisition of the Kv7 channel targeting platform added the latest advances in ion-channel modulation to our growing neuroscience portfolio. BHV-7000 (formerly known as KB-3061), the lead asset from the Kv7 platform is an activator of Kv7.2/Kv7.3, a key ion channel involved in neuronal signaling and in regulating the hyperexcitable state in epilepsy.
In the first quarter of 2023, we completed a first-in-human single ascending dose ("SAD")/ multiple ascending dose ("MAD) study with BHV-7000. In the SAD and MAD cohorts, 61 subjects received BHV-7000 (N=46) or placebo (N= 15). Thirty-nine SAD subjects were randomized to BHV-7000 or placebo. Twenty-two MAD subjects were randomized to BHV-7000 or placebo for 15 days. The rates of Adverse Events ("AEs") by MedDRA System Organ Class across the pooled SAD and MAD cohorts among subjects treated with BHV-7000 and placebo are presented below in Table 1. Across the dosing groups in the SAD and MAD cohorts, there were low rates of central nervous system ("CNS")-related AEs (Table 2 below), and headache was the most common.
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
We initiated an electroencephalogram ("EEG") study in the first half of 2023. In September 2023, we announced preliminary analyses and positive biomarker data from our exploratory Phase 1 EEG biomarker study, which was presented to epilepsy key opinion leaders at an off-site meeting held during the International Epilepsy Conference 2023 in Dublin, Ireland. The preliminary study results confirm central nervous system (“CNS") activity of BHV-7000 at projected therapeutic concentrations, dose-dependent and time-dependent changes in EEG spectral power, and are consistent with EEG effects observed with other antiseizure medications (“ASMs”) approved for the treatment of epilepsy.
The Phase 1 EEG study was designed to evaluate qualitative changes from baseline in EEG spectral power after administration of single doses of BHV-7000 (10, 25, or 50 mg) to healthy volunteers. EEG spectral power is a measure derived from quantitative analysis of EEG signals that assesses the amount of rhythmic activity in different frequency bands, including delta [1-3.5 Hz], theta [3.5-7.5 Hz], alpha [7.5-13 Hz], beta [13-30 Hz], and gamma [30-100 Hz]. Changes in spectral power have been used to evaluate the risk, onset and progression of seizures, assess cognitive and behavioral impairments, and characterize the effects of ASMs; and, they may also have utility in refining dose selection in clinical trials of ASMs. Spectral analysis was performed by Epilog (Ghent, Belgium), a global leader in EEG analytics.
The interim data from the Phase 1 EEG study showed dose-dependent and time-dependent increases in brain spectral power in healthy subjects. At the lowest dose of 10 mg (n=12), subjects with BHV-7000 concentrations ≥ EC50 (based on preclinical maximal electroshock seizure (“MES”) models) showed mean increases in EEG spectral power in beta and gamma bands that were not observed in the group of subjects with drug concentrations < EC50 (Figures 1a and 1b). These changes in beta and gamma band activity were consistent with those previously reported for other ASMs (Biondi et al. 2022). At the highest dose of 50 mg (n=11), increases in EEG spectral power were observed across all spectral bands and distributed over all cortical brain regions (Figure 2). In addition to the dose-dependent observations, the time course of the increase in EEG spectral power in the 50mg dose group corresponded to the known pharmacokinetic (PK) profile of BHV-7000. Biohaven expects to present the additional details and analyses from this EEG study at the American Epilepsy Society Annual Meeting.
Figure 1a: Heat map depiction of topographical changes in EEG spectral power after administration of BHV-7000 10mg in subjects with target concentrations < EC50 (based on preclinical MES models). Darker red color indicates a higher magnitude of spectral power.
Figure 1b: Heat map depiction of topographical changes in EEG spectral power after administration of BHV-7000 10mg dose in subjects with target concentrations ³EC50

Form 10-Q Table of Contents
(based on preclinical MES models). Darker red color indicates a higher magnitude of spectral power.
Figure 2: Heat map depiction of topographical changes in EEG spectral power in subjects administered BHV-7000 50mg. Clear differences were observed with increased spectral power in all bands and across the entire head with no distinct topography; and, without AEs commonly associated with other ASMs including somnolence or memory impairment. Darker red color indicates a higher magnitude of spectral power.
Based on the results from the EEG study and preliminary safety profile in SAD/MAD trials, along with PK data from a new once-daily extended-release (“ER”)
formulation, Biohaven plans on exploring three oral doses of BHV-7000 (once daily 25 mg ER, once daily 50 mg ER, and once daily 75 mg ER) in the Phase 3 focal epilepsy program. This dosing approach with a Kv7 activator will allow for assessment of distinct target concentrations over a wide range, above and below projected efficacious EC50 drug concentrations (Figure 3), not previously feasible with drugs in this class. No meaningful food effect was observed in the Phase 1 SAD/MAD trial using BHV-7000 in its standard release formulation.
Figure 3: Predicted PK profile of BHV-7000 Extended Release (ER), mean predicted concentration vs. time profiles for 25 mg ER, 50 mg ER and 75 mg ER once-daily dosing at steady state relative to EC20 and EC50 (EC values from preclinical MES models).
We anticipate that the Phase 3 program evaluating the efficacy of BHV-7000 in adolescents and adults with refractory focal epilepsy will be randomized, double-blind, placebo-controlled, 8- and 12-week trials with primary endpoints of median percent change (US) and ≥50% responder rate (EU) and secondary and exploratory endpoints of the Quality of Life in Epilepsy Inventory ("QOLIE-31") and seizure freedom (see figure below).
KCNQ2 Developmental Epileptic Encephalopathy
We are currently exploring BHV-7000 as a potential treatment for KCNQ2 developmental epileptic encephalopathy ("KCNQ2-DEE"), a rare pediatric epileptic encephalopathy first described in 2012 resulting from dominant-negative mutations in the

Form 10-Q Table of Contents
KCNQ2 gene. BHV-7000 has been granted Rare Pediatric Disease Designation by the United States Food and Drug Administration (the “FDA”) for the treatment of KCNQ2-DEE.
Mood Disorders
Approximately 1 in 5 adults in the US are living with neuropsychiatric illnesses that are, in turn, associated with inadequate treatment, poor quality of life, disability, and considerable direct and indirect costs. There is significant unmet need for novel and effective therapeutic options that are not limited by long latency periods to clinical effects, low response rates, and significant risks and side effects. Increasing evidence from animal models and clinical trials now suggests that Kv7.2/7.3 targeting drugs offer the potential to treat a spectrum of these neuropsychiatric diseases including, but not limited to, mood disorders, such as major depressive disorder, bipolar disorder and anxiety. We plan to advance BHV-7000 as a potential treatment for patients with bipolar disorder and intend to start a Phase 3 clinical trial targeting this indication in the first half of 2024. We are evaluating and have not yet finalized potential Phase 3 future clinical trial designs, including trial size, and primary and secondary endpoints.
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
Migraine
We are currently exploring BHV-7000 as a potential treatment for migraine. Kv7.2/7.3 openers have shown significant activity in cortical spreading depression models of migraine.
BHV-7010
BHV-7010 is being developed as a next generation Kv7.2/7.3 activator with improved selectivity over Kv7.4 and differentiated ADME properties that provide flexibility for the treatment of different neurological diseases. The Company expects to submit an IND application for BHV-7010 with the FDA in the first half of 2024.
TYK2/JAK1
Agreement with Hangzhou Highlightll Pharmaceutical Co. Ltd.
In March 2023, we entered into an exclusive, worldwide (excluding People’s Republic of China and its territories and possessions) license agreement with Hangzhou Highlightll Pharmaceutical Co. Ltd. ("Highlightll"), pursuant to which we obtained the right to research, develop, manufacture and commercialize Highlightll’s brain penetrant dual TYK2/JAK1 inhibitor program (the "Highlightll Agreement"). As partial consideration for the Highlightll Agreement, we are obligated to pay Highlightll a cash payment of $10.0 million and 721,136 common shares valued at approximately $10.0 million as of the agreement execution, upon the completion of certain post-closing activities, which were not completed as of September 30, 2023. See Note 10, "License Agreements," for further detail on the Highlightll Agreement.
BHV-8000
Dysregulation of the immune system has been implicated in several neurodegenerative and neuroinflammatory disorders including Parkinson's disease, multiple sclerosis, Alzheimer's disease, amyotrophic lateral sclerosis and autoimmune encephalitis. Over-active immune cells and microglia driving chronic neuroinflammation result in release of cytokines with activation of leukocytes and are thought to contribute to neuronal injury, death, gliosis, and demyelination. The TYK2 and JAK1 signal transduction pathways mediate highly complementary immune and inflammatory signaling events. Targeted, small-molecule therapies that inhibit TYK2 or JAK kinases have separately demonstrated robust efficacy in autoimmune, dermatologic and gastrointestinal disorders. TYK2 is a validated immune target as evidenced by a recent peripheral program that gained FDA approval, and there are multiple additional peripheral non-CNS programs in clinical development. Brain penetrant inhibitors of TYK2/JAK1 have the potential to bring this validated immune target to brain disorders.

Form 10-Q Table of Contents
There are currently no brain penetrant, selective, dual TYK2/JAK1 inhibitors approved for brain disorders. In May 2023, we began dosing with BHV-8000 (previously TLL-041), in a Phase 1 study in normal healthy volunteers. The planned Phase 1 study is a randomized, double-blind, placebo-controlled, sequential parallel group, SAD/MAD study in healthy subjects to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics ("PD") of BHV-8000 following oral administration. In this study, single ascending dose cohorts are planned with 8 subjects in each dose cohort (6 subjects randomized to active drug and 2 subjects randomized to placebo) with up to 6 dose levels. Each dose cohort will be initiated with sentinel dosing, i.e., one active and one placebo patient will be dosed simultaneously. Doses for subsequent cohorts are determined based on available PK, PD, safety and tolerability from previous cohort(s). Up to 40 subjects are planned to be evaluated with approximately 30 subjects randomized to receive active drug and approximately 10 subjects randomized to receive placebo in a double-blind fashion (8 subjects in each dose cohort, 6 subjects randomized to active drug and 2 subjects randomized to placebo.) In July 2023, we reported that we have successfully dosed three dose cohorts with single ascending doses of BHV-8000 in the ongoing Phase 1 study. Based on the preliminary data that are available, projected therapeutic concentrations of BHV-8000 were well tolerated with only mild adverse events reported.
We anticipate beginning a Phase 2/3 clinical trial with BHV-8000 in Parkinson's disease and potentially other neuroinflammatory diseases in 2024. The Company is evaluating and has not yet finalized potential clinical trial designs, including trial size and primary and secondary endpoints for the anticipated Phase 2/3 clinical trial.
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

Form 10-Q Table of Contents
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
In October, 2023, the European Medicines Agency ("EMA") informed us that our Marketing Authorization Application ("MAA") for troriluzole (Dazluma) in the treatment of SCA has been validated and is now under review by EMA's Committee for Medicinal Products for Human Use ("CHMP").
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
Given the strong signal in the Phase 2/3 proof of concept study and after receiving feedback from the FDA in an End of Phase 2 meeting, in December 2020 we initiated enrollment in a Phase 3 program. The Phase 3 program will have an estimated total enrollment of up to 700 participants in each trial with a primary endpoint of change from baseline on the Y-BOCS total score at week 4, 8 and 10. The two Phase 3 randomized, double-blind, placebo-controlled trials that make-up our Phase 3 program for OCD are currently ongoing. Enrollment in the Phase 3 programs for OCD is expected to be completed in 2024.
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

Form 10-Q Table of Contents
living with overweight and obesity, including reducing body fat and improving insulin sensitivity while increasing lean muscle mass. Taldefgrobep’s novel mode of action and unique impact on body composition suggest it could be used as monotherapy or in combination with other anti-obesity medications.
Spinal Muscular Atrophy
In July 2022, we commenced enrollment in a Phase 3 clinical trial of BHV-2000 assessing the efficacy and safety of taldefgrobep alfa in Spinal Muscular Atrophy ("SMA"). SMA is a rare, progressively debilitating motor neuron disease in which development and growth of muscle mass are compromised, resulting in progressive weakness and muscle atrophy, reduced motor function, impaired quality of life and often death. The Phase 3 placebo-controlled, double-blind trial is designed to evaluate the efficacy and safety of taldefgrobep as an adjunctive therapy for participants who are already taking a stable dose of nusinersen or risdiplam or have a history of treatment with onasemnogene abeparvovec-xioi (Zolgensma), compared to placebo. The study is not restricted nor limited to patients based on ambulatory status or classification of SMA. We expect to randomize approximately 180 patients in this double-blind, placebo-controlled global trial. We completed enrollment in the Phase 3 trial of taldefgrobep alfa in SMA in September 2023.
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
In May 2023, we announced plans to initiate a Phase 2 clinical trial of BHV-2000 for metabolic disorders. The Company is evaluating and has not yet finalized potential clinical trial designs, including timing, trial size and primary and secondary endpoints, and anticipates beginning the Phase 2 clinical trial in 2024.
In October 2023, we announced preclinical data demonstrating the ability of BHV-2000 to significantly reduce fat mass while increasing lean mass in an obese mouse model. In a mouse model of diet-induced obesity, untreated mice exhibited an increase in fat mass of 31%, while the mice treated with BHV-2000 demonstrated increases in lean mass of 25% from baseline (p≤.0.001) and lost 11% of their baseline fat (p≤.0.001) compared to vehicle (placebo) treated mice. Insulin and leptin levels were consistently lower in mice treated with BHV-2000 compared to the untreated mice. There was no difference in food intake over time across the BHV-2000 and untreated mice, counter to what has been observed with incretin mimetics (e.g., semaglutide) which are consistently associated with a reduction in energy intake.
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

Form 10-Q Table of Contents
TDP-43
Agreement with Fox Chase Chemical Diversity Center, Inc.
In May 2019, we entered into an agreement with Fox Chase Chemical Diversity Center Inc. (“FCCDC”) for FCCDC’s TDP-43 assets (the “FCCDC Agreement”). The FCCDC Agreement provides us with a plan and goal to identify one or more new chemical entity candidates for preclinical development for eventual clinical evaluation for the treatment of one or more TDP-43 proteinopathies. In connection with the FCCDC Agreement, Biohaven and FCCDC have established a TDP-43 Research Plan that provides for certain milestones to be achieved by FCCDC, and milestone payments to be made by us. The research plan is predominantly focused on complex biochemistry biology of TDP-43 has since emerged.
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
TRPM3 Antagonists
In January 2022, we entered into an Exclusive License and Research Collaboration Agreement with Katholieke Universiteit Leuven ("KU Leuven") to develop and commercialize TRPM3 antagonists to address the growing proportion of people worldwide living with chronic pain disorders (the "KU Leuven Agreement"). The TRPM3 antagonist platform was discovered at the Centre for Drug Design and Discovery and the Laboratory of Ion Channel Research at KU Leuven. Under the KU Leuven Agreement, we receive exclusive global rights to develop, manufacture and commercialize KU Leuven's portfolio of small-molecule TRPM3 antagonists. The portfolio includes the lead candidate, henceforth known as BHV-2100, which is being evaluated in preclinical pain models and will be the first to advance towards Phase 1 studies. We expect to submit an IND application for BHV-2100 with the FDA, indicated for pain disorders, including migraine, in the second half of 2023. We will support further basic and translational research at KU Leuven on the role of TRPM3 in pain and other disorders. The Company is evaluating and has not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.
MoDE Platform
In January 2021, we entered into a worldwide, exclusive license agreement with Yale University for the development and commercialization of a novel Molecular Degrader of Extracellular Protein ("MoDE") platform (the "Yale MoDE Agreement"). Under the license agreement, we acquired exclusive, worldwide

Form 10-Q Table of Contents
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
We evaluated the effect of single and multiple doses of our immunoglobulin gamma ("IgG") bispecific degrader, BHV-1300, in cynomolgus monkeys. In September 2023, we reported data from confirmatory studies that showed a 75-80% reduction of IgG levels two days after a single dose and over 90% of IgG lowering after three doses.

BHV-1300: NHP Pharmacodynamics

Timeframe
Dose
150
100
50
0
% change / T_0
0
Time
Control
BHV1300 Dose 1
BHV1300 Dose 2
BHV1300 Dose 3
BHV1300 Dose 4

Maximal lowering across FcRn inhibitors is 60-80% within approximately 7 to 21 days after initiation of dosing in cynomolgus. In contrast, BHV-1300 lowers IgG by approximately 75 to 80% after approximately 2 days, to greater than 90% lowering after three doses. See figures below.

Efgartigimod NHP Pharmacodynamics

Dose
% change / T0
100
50
0
0
5
10
15
Days
Vehicle
0.2 mg/kg
2 mg/kg
20 mg/kg
70 mg/kg
200 mg/kg

Immunovant NHP Pharmacodynamics

Dose
% change / T_0
100
50
25
10
0
0
7
14
21
28
35
42
56
Days
Batoclimab 50 mg/kg (n=3)
IMVT-1402 50 mg/kg (n=7)
IMVT-1402 5 mg/kg (n=7)
Placebo (n=7)

The Company expects to submit an IND application for BHV-1300 with the FDA in the second half of 2023 and expects to initiate Phase 2 studies in 2024. The Company is evaluating and has not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.
The Company presented preclinical data with a second MoDE targeting galactose deficient IgA ("Gd-IgA"), BHV-1400, which is believed to play a pathogenic role in IgA Nephropathy. Specific removal of pathogenic Gd-IgA with preservation of normal IgA potentially

Form 10-Q Table of Contents
permits disease remission without incurring an infection risk. The Company shared preliminary data demonstrating the chimeric antibody-ASGPR ligand conjugate specifically mediated endocytosis of Gd-IgA, as opposed to normal IgA, in an endocytosis assay with HepG2 cells. The Company expects to submit an IND application for BHV-1400 with the FDA in the second half of 2024.
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

Form 10-Q Table of Contents
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
(Benefit) Provision for Income Taxes
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
We have historically outsourced all of the research and clinical development for our programs under a master services agreement with Biohaven Pharmaceuticals, Inc. ("BPI"). As a result of providing services under this agreement, BPI was profitable during the three and nine months ended September 30, 2023 and 2022, and BPI is subject to taxation in the United States. As such, in each reporting period, the tax provision includes the effects of the results of operations of BPI.
At September 30, 2023 and December 31, 2022, we continued to maintain a full valuation allowance against our net deferred tax assets, comprised primarily of research and development tax credit carryforwards and net operating loss carryforwards, based on management’s assessment that it is more likely than not that the deferred tax assets will not be realized.
Our income tax provisions primarily represent U.S. Federal and state taxes related to the profitable operations of our subsidiaries in the United States and Ireland. The income tax benefit recorded during the three months ended September 30, 2023 was primarily attributable to our adoption of the guidance contained in a Notice of Proposed Rule Making issued by the United States Internal Revenue Service during the third quarter of 2023 ("the Notice"). The Notice provides clarity regarding our ability to immediately deduct certain R&D expenditures which were incurred in the US and reimbursed by our foreign parent. Previously these expenditures were capitalized, as was generally required under the Tax Cuts and Jobs Act, which was effective for tax years beginning on or after January 1, 2022. Based on this guidance and its application to our specific facts, we deducted these expenditures on our 2022 tax return, substantially reducing our taxable income in the US and capitalized R&D expenditures, resulting in an increase to our federal net operating loss carryforward of $598.7 million that can be carried forward indefinitely.

Form 10-Q Table of Contents
Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following tables summarize our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
In thousands
Operating expenses:
Research and development	$95,517	$52,845	$42,672
General and administrative	15,030	14,792	238
Total operating expenses	110,547	67,637	42,910
Loss from operations	(110,547)	(67,637)	(42,910)
Other income (expense), net	4,686	—	4,686
Loss before (benefit) provision for income taxes	(105,861)	(67,637)	(38,224)
(Benefit) provision for income taxes	(3,287)	1,216	(4,503)
Net loss	$(102,574)	$(68,853)	$(33,721)
Research and Development Expenses

	Three Months Ended September 30,
	2023	2022	Change
In thousands
Direct research and development expenses by program:
BHV-7000 & BHV-7010	$13,316	$4,261	$9,055
BHV-8000	3,353	—	3,353
BHV-2100 (TRPM3)	4,873	1,318	3,555
Troriluzole	20,028	15,272	4,756
BHV-2000	12,293	2,898	9,395
BHV-1300	6,914	—	6,914
BHV-1100	381	128	253
BHV-1200 (COVID-19)	—	259	(259)
Verdiperstat	674	2,686	(2,012)
Other programs	32	219	(187)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	18,091	21,441	(3,350)
Preclinical research programs	9,023	2,597	6,426
Other	6,539	1,766	4,773
Total research and development expenses	$95,517	$52,845	$42,672
R&D expenses, including non-cash share-based compensation costs, were $95.5 million for the three months ended September 30, 2023, compared to $52.8 million for the three months ended September 30, 2022. The increase of $42.7 million was primarily due to increases in direct program spend for additional and advancing clinical trials, including late Phase 2/3 studies, and preclinical research programs in 2023, as compared to the same period in the prior year.
Non-cash share-based compensation expense was $2.2 million for the three months ended September 30, 2023, a decrease of $7.5 million as compared to the same period in 2022. Non-cash share-based compensation expense was higher in the third quarter of 2022 primarily because expense allocated from the Former Parent equity plan, prior to the spin-off, was based on equity awards with higher grant date fair value which was partially offset by increased personnel costs related to increased headcount in 2023.
General and Administrative Expenses
General and administrative expenses were $15.0 million for the three months ended September 30, 2023, compared to $14.8 million for the three months ended September 30, 2022. The increase of $0.2 million was primarily due to increased personnel costs in the third

Form 10-Q Table of Contents
quarter of 2023 due to a majority of the personnel costs in the three months ended September 30, 2022 being allocated to the Former Parent, offset by decreased non-cash share-based compensation costs. Non-cash share-based compensation expense was $2.3 million for the three months ended September 30, 2023, a decrease of $5.0 million as compared to the same period in 2022. Non-cash share-based compensation expense was higher in the third quarter of 2022 primarily because expense allocated from the Former Parent equity plan, prior to the spin-off, was based on equity awards with higher grant date fair values.
Other Income (Expense), Net
Other income (expense), net was a net income of $4.7 million for the three months ended September 30, 2023, compared to $0.0 million for the three months ended September 30, 2022. The increase of $4.7 million in income was primarily due to an increase in net investment income of $3.8 million and an increase of $1.2 million in other income reflecting transition services provided to the Former Parent during the three months ended September 30, 2023.
(Benefit) Provision for Income Taxes
We recorded an income tax benefit of $3.3 million for the three months ended September 30, 2023, compared to a provision for income taxes of $1.2 million for the three months ended September 30, 2022. The decrease in income tax expense for the three months ended September 30, 2023 as compared to 2022 was primarily attributable to our adoption of the guidance contained in the Notice. See further discussion of the Notice in "Components of Our Results of Operations" included Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report.
Comparison of the Nine Months Ended September 30, 2023 and 2022
The following tables summarize our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change
In thousands
Operating expenses:
Research and development	$238,468	$300,028	$(61,560)
General and administrative	43,872	54,492	(10,620)
Total operating expenses	282,340	354,520	(72,180)
Loss from operations	(282,340)	(354,520)	72,180
Other income (expense):
Other income (expense)	18,757	(71)	18,828
Total other income (expense), net	18,757	(71)	18,828
Loss before (benefit) provision for income taxes	(263,583)	(354,591)	91,008
(Benefit) Provision for income taxes	(171)	14,581	(14,752)
Net loss	$(263,412)	$(369,172)	$105,760

Form 10-Q Table of Contents
Research and Development Expenses

	Nine Months Ended September 30,
	2023	2022	Change
In thousands
Direct research and development expenses by program:
BHV-7000 & BHV-7010	$31,089	$123,965	$(92,876)
BHV-8000	4,514	—	4,514
BHV- 2100 (TRPM3)	6,899	7,827	(928)
Troriluzole	57,571	41,914	15,657
BHV-2000	30,226	9,895	20,331
BHV-1300	11,389	—	11,389
BHV-1100	1,525	627	898
BHV-1200 (COVID 19)	—	5,233	(5,233)
Verdiperstat	2,873	10,807	(7,934)
Other programs	469	412	57
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	55,050	76,682	(21,632)
Preclinical research programs	22,826	14,066	8,760
Other	14,037	8,600	5,437
Total research and development expenses	$238,468	$300,028	$(61,560)
R&D expenses, including non-cash share-based compensation costs, were $238.5 million for the nine months ended September 30, 2023, compared to $300.0 million for the nine months ended September 30, 2022. The decrease of $61.6 million was primarily due to a one-time $93.7 million expense during the nine months ended September 30, 2022 for our Kv7 Platform Acquisition, a $25.0 million milestone relating to BHV-7000, a decrease of $21.6 million in personnel related costs, and reduced program spend for BHV-1200 and verdiperstat in the nine months ended September 30, 2023 compared to the same period in 2022 . The decrease was partially offset by increases in direct program spend for additional and advancing clinical trials, including late Phase 2/3 studies, and preclinical research programs in 2023, as compared to the same period in the prior year. Non-cash share-based compensation expense was $6.9 million for the nine months ended September 30, 2023, a decrease of $40.1 million as compared to the same period in 2022. Non-cash share-based compensation expense was higher in the nine months ended September 30, 2022, primarily because expense allocated from the Former Parent equity plan, prior to the spin-off, was based on equity awards with higher grant date fair values, which was partially offset by increased personnel costs related to an increase in headcount for our discovery operations.
General and Administrative Expenses
G&A expenses, including non-cash share-based compensation costs, were $43.9 million for the nine months ended September 30, 2023, compared to $54.5 million for the nine months ended September 30, 2022. The decrease of $10.6 million was primarily due to decreased non-cash share-based compensation costs.
This was partially offset by increased personnel costs in the nine months ended September 30, 2023 compared to the same period in 2022, due to a majority of the personnel costs in the nine months ended September 30, 2022 being allocated to the Former Parent. Non-cash share-based compensation expense was $6.0 million for the nine months ended September 30, 2023, a decrease of $24.9 million as compared to the same period in 2022. Non-cash share-based compensation expense was higher in the nine months ended September 30, 2022, primarily because expense allocated from the Former Parent equity plan, prior to the spin-off, was based on equity awards with higher grant date fair values.
Other Income (Expense), Net
Other income (expense), net was a net income of $18.8 million for the nine months ended September 30, 2023, compared to a net expense of $0.1 million for the nine months ended September 30, 2022. The increase of $18.8 million in net income was primarily due to net investment income of $12.0 million and service revenue from the Transition Service Agreement we entered into with the Former Parent of $6.8 million.
(Benefit) Provision for Income Taxes
We recorded a benefit for income taxes of $0.2 million for the nine months ended September 30, 2023, compared to an income tax provision of $14.6 million for the nine months ended September 30, 2022. The decrease in income tax provision for the nine months ended September 30, 2023 as compared to 2022 was primarily attributable to the Company adopting the guidance contained in the Notice. See further discussion of the Notice in "Components of Our Results of

Form 10-Q Table of Contents
Operations" included Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report.
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
From the Separation through November 14, 2023, we have funded our operations primarily with the cash contribution received from the Former Parent at the Separation and proceeds from the public offerings of our common shares. We have incurred recurring losses since our inception and expect to continue to generate operating losses for the foreseeable future.
As of September 30, 2023, we had cash and cash equivalents of $111.7 million, excluding marketable securities of $128.9 million and restricted cash of $14.3 million, of which $10.0 million is held in escrow for the cash portion of the consideration to be paid in connection with our license agreement with Hangzhou Highlightll Pharmaceutical Co. Ltd., $2.6 million is collateral held by banks for letters of credit (“LOC”) issued in connection with leased office space in Yardley, Pennsylvania and Cambridge, Massachusetts,$1.6 million is employee contributions to the Company's employee share purchase plan held for future purchases of the Company's outstanding shares, and $28 thousand is restricted cash held on behalf of Former Parent. Cash in excess of immediate requirements is invested in marketable securities and money market funds with a view to liquidity and capital preservation. We continuously assess our working capital needs, capital expenditure requirements, and future investments or acquisitions.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2023	2022	Change
In thousands
Net cash used in operating activities	$(216,844)	$(222,282)	$5,438
Net cash provided by (used in) investing activities	133,744	(40,774)	174,518
Net cash (used in) provided by financing activities	(33,327)	237,417	(270,744)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(187)	—	(187)
Net (decrease) in cash, cash equivalents and restricted cash	$(116,614)	$(25,639)	$(90,975)
Operating Activities
Net cash used in operating activities was $216.8 million for the nine months ended September 30, 2023 and $222.3 million for the nine months ended September 30, 2022. The $5.4 million decrease in net cash used in operating activities for the nine months ended September 30, 2023 was primarily driven by the collection of income tax refunds and cash collections related to the transition services agreement with Pfizer, partially offset by an increase in R&D spending and personnel costs to support acquired and late-stage programs.
Investing Activities
Net cash provided by investing activities was $133.7 million for the nine months ended September 30, 2023, compared to net cash used by investing activities of $40.8 million for the nine months ended September 30, 2022. The $174.5 million increase in net cash provided by investing activities for the nine months ended September 30, 2023 was primarily driven by an increase in sales and maturities of marketable securities, a decrease in cash payments for IPR&D asset acquisition, and purchases of equipment to support our discovery programs partially offset by an increase in purchases of marketable securities with cash in excess of immediate requirements (see Note 3 to the Condensed Consolidated Financial Statements).
Financing Activities
Net cash used in financing activities was $33.3 million for the nine months ended September 30, 2023 compared to net cash provided by financing activities of $237.4 million for the nine months ended September 30, 2022. The $270.7 million decrease in net cash provided by financing activities for the nine months ended September 30, 2023 was primarily driven by a decrease

Form 10-Q Table of Contents
in proceeds from net transfers from Parent due to the Company operating as a standalone entity for the nine months ended September 30, 2023 partially offset by a decrease in restricted cash held in connection with the execution of the United States Distribution Services Agreement which is legally payable to the Former Parent (see Note 13 to the Condensed Consolidated Financial Statements).
October 2023 Public Offering
On October 5, 2023, we closed an underwritten public offering of 11,761,363 of its common shares, which included the exercise in full of the underwriters' option to purchase additional shares, at a price to the public of $22.00 per share. The net proceeds raised in the offering, after deducting underwriting discounts and expenses of the offering payable by us, were approximately $242.4 million. We intend to use the net proceeds received from the offering for general corporate purposes.
Equity Distribution Agreement
In October 2023, we entered into an equity distribution agreement pursuant to which we may offer and sell common shares having an aggregate offering price of up to $150.0 million from time to time through or to the sales agent, acting as our agent or principal (the "Equity Distribution Agreement"). Sales of our common shares, if any, will be made in sales deemed to be “at-the-market offerings”. The sales agent is not required to sell any specific amount of securities but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between the sales agent and us. We currently plan to use the net proceeds from any at-the-market offerings of our common shares for general corporate purposes.
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
We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for our product candidates, we expect to incur commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize or whether we commercialize jointly or on our own.
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

Form 10-Q Table of Contents
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
During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies as reported in our annual consolidated financial statements included in the 2022 Form 10-K.
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

Form 10-Q Table of Contents
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
Our operations include activities in countries outside the U.S. As a result, our financial results are impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we operate. Our monetary exposures on our balance sheet are currently immaterial to our financial position as of September 30, 2023.
We do not engage in any hedging activities against changes in foreign currency exchange rates.
Interest Rate Risk
As of September 30, 2023, we invest our excess cash balances in marketable securities of highly rated financial institutions and investment-grade debt instruments. We seek to diversify our investments and limit the amount of investment concentrations for individual institutions, maturities and investment types. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1.00%, the fair value of our investment portfolio would (decrease) increase by approximately $(0.2) million and $0.2 million, respectively.
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
Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.  Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors have not changed materially from those described in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 23, 2023, except for the risk factor noted below.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
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
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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
Dated: November 14, 2023
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Matthew Buten
Matthew Buten
Chief Financial Officer
(Principal Financial Officer)