Form 10-K
period 2023-12-31
Biohaven Ltd.
filed 2024-02-29
CIK 1935979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the registrant's common shares held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2023, based on the last reported sale price of the registrant's common shares on the New York Stock Exchange on June 30, 2023 of $23.92, was $986.7 million. The calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of February 26, 2024, there were 81,579,914 common shares, no par value per share, outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Unless the context requires otherwise, references in this report to “Biohaven,” the “Company,” “we,” “our” or “us” refer to Biohaven Ltd. and its subsidiaries.
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, or this report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would”, or the negative of these terms or other comparable terminology. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies or state other forward-looking information.
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
•our commercialization, marketing and manufacturing capabilities and strategy; and
•our estimates regarding future revenues, expenses and needs for additional financing.
Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:
•the risk of litigation and/or regulatory actions related to the Separation or our business;
•future business combinations or disposals;
•our ability to enter into additional collaborations with third parties;
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
•the timing and anticipated amounts of future tax payments and benefits (including the potential recognition of unrecognized tax benefits), as well as timing of conclusion of tax audits; and
•other factors identified elsewhere in this Annual Report on Form 10-K and our other filings with the SEC.
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

PART I
Item 1.    Business
Overview
Biohaven is a biopharmaceutical company focused on the discovery, development, and commercialization of life-changing treatments in key therapeutic areas, including immunology, neuroscience, and oncology. We are advancing our innovative portfolio of therapeutics, leveraging our proven drug development experience and multiple proprietary drug development platforms. Our extensive clinical and preclinical programs include Kv7 ion channel modulation for epilepsy and mood disorders; extracellular protein degradation for immunological diseases; Transient Receptor Potential Melastatin 3 ("TRPM3") antagonism for migraine and neuropathic pain; Tyrosine Kinase 2/Janus Kinase 1 ("TYK2/JAK1") inhibition for neuroinflammatory disorders; glutamate modulation for obsessive-compulsive disorder (“OCD”) and spinocerebellar ataxia ("SCA"); myostatin inhibition for neuromuscular and metabolic diseases, including spinal muscular atrophy ("SMA") and obesity; and antibody recruiting, bispecific molecules and antibody drug conjugates ("ADCs") for cancer.
Separation from Biohaven Pharmaceutical Holding Company Ltd.
On October 3, 2022, Biohaven Pharmaceutical Holding Company Ltd. (the “Former Parent”) completed the distribution (the “Distribution”) to holders of its common shares of all of the outstanding common shares of Biohaven Ltd. and the spin-off of Biohaven Ltd. from the Former Parent (the “Spin-Off”) described in Biohaven’s Information Statement attached as Exhibit 99.1 to Biohaven’s Registration Statement on Form 10, as amended (Reg. No. 001-41477). Collectively, we refer to the Distribution and Spin-Off throughout this Annual Report on Form 10-K as the "Separation." As a result of the Separation, Biohaven Ltd. became an independent, publicly traded company as of October 3, 2022, and commenced regular way trading under the symbol “BHVN”’ on the New York Stock Exchange (the "NYSE") on October 4, 2022. Where we describe historical business activities in this report, we do so as if the Former Parent’s activities related to such assets and liabilities had been performed by the Company.
Product Candidates
The following table summarizes our programs for our product candidates. We hold the worldwide rights to substantially all of our product candidates.

Area	Target / Mechanism	Compound	Indication
GLUTAMATE	Troriluzole	BHV-4157	Obsessive-Compulsive Disorder
MYOSTATIN	Taldefgrobep Alfa	BHV-2000	Spinal Muscular Atrophy
			Obesity
ION CHANNEL	Kv7 Activator	BHV-7000	Focal Epilepsy
			Generalized Epilepsy
			Bipolar Disorder
			Major Depressive Disorder
	TRPM3 Antagonist	BHV-2100	Migraine
			Neuropathic Pain
INFLAMMATION & IMMUNOLOGY	TYK2/JAK1 Inhibitor (brain penetrant)	BHV-8000	Prevention of Amyloid Therapy Induced ARIA
			Early Alzheimer's Disease
			Early Parkinson's Disease
			Multiple Sclerosis
	IgG Degrader	BHV-1300	Rheumatoid Arthritis
		BHV-1310	Myasthenia Gravis
	IgA Degrader	BHV-1400	IgA Nephropathy
	β1-AR Degrader	BHV-1600	Dilated Cardiomyopathy
ONCOLOGY	CD38	BHV-1100	Multiple Myeloma
	Trop2	BHV-1510	Carcinoma
	CD30 (next-gen brentuximab vedotin)	BHV-1500	Hodgkin's Lymphoma

PRECLINICAL
PHASE 1
PHASE 2
PHASE 3
MARKET

ARIA, Amyloid-related imaging abnormalities

biohaven

Glutamate Modulation Platform
The most advanced product candidate from our glutamate receptor antagonist platform is troriluzole (previously referred to as trigriluzole and BHV-4157), which is currently in two Phase 3 trials in OCD and, for which the Company submitted a new drug application (“NDA”) in Spinocerebellar Ataxia Type 3 (“SCA3”) to the U.S. FDA and marketing authorisation application ("MAA") to the European Medicines Agency ("EMA"). Troriluzole is also being evaluated by the Global Coalition for Adaptive Research ("GCAR") as part of Glioblastoma Adaptive Global Innovative Learning Environment - NCT03970447 ("GBM AGILE"), a revolutionary patient-centered, adaptive platform trial for registration that tests multiple therapies for patients with newly-diagnosed and recurrent glioblastoma ("GBM"). Other product candidates include BHV-5500, which is an antagonist of the glutamate N-methyl-D-aspartate (“NMDA”) receptor and its oral prodrug BHV-5000.
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

Adapted from Glutamate abnormalities in obsessive compulsive disorder: Neurobiology, pathophysiology, and treatment, C. Pittenger, M. Bloch, and K. Williams
(1) As depicted in the glial cell to the right in the figure, troriluzole increases the activity and expression of the EAATs to increase the clearance of glutamate released from the pre-synaptic neuron. Troriluzole also inhibits presynaptic ion channels that may inhibit the release of glutamate from presynaptic neurons.

(2) As depicted in the postsynaptic neuron to the bottom of the figure, BHV-5500 blocks glutamate signaling that is mediated by post-synaptic NMDA receptors. Modulating glutamate also has the potential to be neuroprotective and increase the release of neurotrophic factors, including brain derived neurotrophic factor (“BDNF”) which are endogenous molecules that help to support the survival of existing neurons, and encourage the growth and differentiation of new neurons and synapses.

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
Romano et al. described results of a second randomized, placebo-controlled trial in subjects diagnosed with a hereditary ataxia (including SCAs) randomized to receive 12 months of treatment with either placebo or riluzole (50 mg, twice daily). 60 patients were randomized. Statistically significant improvement in the riluzole treated group was demonstrated on the Scale for the Assessment of Ataxia (“SARA”). The proportion with decreased SARA score was 14 (50%) of 28 patients in the riluzole group versus three (11%) of 27 in the placebo group (OR 8.00, 95% CI 1.95– 32.83; p=0.002).
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
After six years of chemistry development and preclinical testing, the resulting lead prodrug from the chemistry program was troriluzole. Troriluzole is chemically comprised of riluzole linked via an amide bond to a tripeptide that is a substrate for PepT1 and which contributes to its improved bioavailability. The tripeptide moiety is cleaved by plasma aminopeptidases. We believe that the estate of compounds we acquired, combined with our internally developed intellectual property, will provide a significant protection for our innovations. The safety and tolerability of troriluzole has now been demonstrated in approximately 2000 subjects in early- and late-stage clinical studies.

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
Troriluzole for SCA
Spinocerebellar Ataxias ("SCAs") are a group of ultra-rare, dominantly inherited neurodegenerative disorders predominantly characterized by atrophy of the cerebellum, brainstem, and spinal cord. The disease course of SCA is one of relentless progression over years and inevitably leads to clinical deterioration of motor function, gait imbalance with frequent falling, severe speech impairment, swallowing difficulties, and premature death. SCAs are thought to be pathogenetically related but disease course and brain region involvement are known to vary between the different genotypes. SCA3, also known as Machado-Joseph disease, is the most common genotype, with a prevalence of up to 6,000 in North America and 4,600 in the European Union (“EU”) and Japan, and accounts for approximately 30% to 50% of SCAs worldwide. Currently, there are no approved symptomatic or neuroprotective treatments for SCA.
Based on the results of our Phase 1 trial with troriluzole and two third-party academic trials (Ristori et al 2020, published in Neurology in 2010 and Romano et al 2015, published in The Lancet in 2015) that have shown preliminary efficacy of riluzole in cerebellar ataxias, we advanced troriluzole into development for SCA. Initially, we conducted a Phase 2b/3, randomized, double-blind, placebo-controlled, parallel-group study to assess the safety and efficacy of troriluzole over 8 weeks in subjects with SCA (Study BHV4157-201). In October 2017, we announced that troriluzole at a dose of 140 mg once daily (“QD”) did not differentiate from placebo on the primary endpoint of the mean change from baseline on the SARA total score after 8 weeks of treatment. After eight weeks of treatment, troriluzole treated subjects (n = 64) demonstrated an improvement of –0.81 points [95% CI: –1.4 to –0.2] on the SARA versus –1.05 points [95% CI: –1.6 to –0.4] improvement in placebo-treated (n = 68), p-value = 0.52. In this trial, we observed a favorable safety and tolerability profile of troriluzole, with no drug-related serious adverse events (“SAEs”) and low discontinuation rates due to AEs. During open-label treatment over the open-label extension phase, however, troriluzole did show slowing of disease progression in troriluzole-treated subjects in contrast to the measurable decline expected as compared to a matched cohort of untreated patients from the US natural history study (Clinical Research Consortium for Spinocerebellar Ataxias (“CRC-SCA”)).
Based on our learnings from the proof of concept Study BHV4157-201, including analyses from the open-label extension phase, we advanced troriluzole into a pivotal Phase 3, randomized, double-blind, placebo-controlled, parallel-group study to assess the safety and efficacy of troriluzole over 48 weeks in subjects with SCA (Study BHV4157-206). Randomization was stratified by genotype (consisting of these three groupings: SCA1 and SCA2; SCA3; and SCA6, SCA7, SCA8, and SCA10) in order to ensure balance within each of these subgroups. We enriched this trial with specific SCA genotypes, extended the treatment period of this trial to 48 weeks, implemented the use of a modified SARA scale (“f-SARA”), and increased the dose of troriluzole to 200 mg QD. Notably, the f-SARA is a novel, 16-point scale developed in collaboration with FDA and key opinion leaders as the primary outcome measure for this trial; the scale was designed to limit subjectivity of the scale and focus on functional aspects of the disease so that significant changes would reflect a clinically meaningful change in function.
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
In May 2023, the Company presented further analysis of Study BHV4157-206 (summarized in the figure below) by prespecified genotype strata that revealed consistent treatment effects of troriluzole in SCA3, the most common genotype worldwide, which represented 41% of study participants. In SCA3 subjects, troriluzole 200mg QD demonstrated benefit on the f-SARA compared with placebo at 48 weeks (LS mean treatment difference = -0.56; 95% CI = -1.11, -0.01; p = 0.0450). This genotype analysis was post hoc as the All SCA study population (SCA1, SCA2, SCA3, SCA6, SCA7, SCA8, SCA 10) was the mITT population for the primary analysis. Results for the SCA3 group are based on a model with no covariates with fixed effects for treatment, visit, and visit-by-treatment interaction; p-values are descriptive.

Post-hoc (Genotype) Analysis Shows Treatment Benefit in SCA3 (41% Of Subjects)

Troriluzole (N=43)
Placebo (N=45)
LS Mean (± SE)
Worsening
Improvement
1.0
0.5
0.0
-0.5
-1.0
0
4
8
12
24
36
48
Week
Troriluzole 43 36 33 33 34 33 38
Placebo 45 33 35 38 38 37 40

In addition to the beneficial effects observed on the f-SARA, the forest plot below demonstrates a consistent treatment benefit of troriluzole in SCA3 genotype subjects across multiple prespecified primary, secondary, and exploratory study outcome measures. The SCA3 genotype analysis of the clinician- and patient-rated endpoints in the table represent all of the prespecified endpoints in the study protocol.
As shown in the figure below, safety data from Study BHV4157-206 showed that troriluzole-treated subjects showed a substantial risk reduction in falls in the All SCA and SCA3 genotype study populations. Treatment with troriluzole for 48 weeks reduced the risk of fall events by approximately 53% in subjects in the overall (All SCA) population (p = 0.005), by approximately 54% in subjects in the SCA3 population (p = 0.023), and by approximately 68% in subjects with SCA3 who were ambulatory (i.e., baseline Gait 1 or 2) (p = 0.009). This analysis, demonstrating that subjects who were more ambulatory with less severe disease at baseline were more likely to show a benefit from troriluzole, is consistent with the early treatment paradigm for other neurodegenerative diseases.

Falls Risk Reduction
Relative risk reduction (%)
80%
60%
40%
20%
0%
53.4%
(P=0.005)
54.4%
(P=0.023)
67.5%
(P=0.009)
Favors troriluzole
All SCA
SCA3 genotype
SCA3 baseline
Gait 1 or 2

Two independent natural history cohorts for SCA, one in the US (CRC-SCA) and one in Europe (EUROSCA), have characterized disease progression in this genetically defined neurodegenerative disorder. A Matching Adjusted Indirect Comparison (“MAIC”) was performed to match natural history subjects to subjects in BHV4157-206. As demonstrated in the figure below, at years 1, 2, and 3 change from baseline in f-SARA scores was significantly better among troriluzole patients vs the matched natural history referent (combined CRC-SCA and cross-European registry of SCA patients

(“EUROSCA”) data - all p values ~0.0004). These results were consistent for both SCA3 only and All SCA analyses. Validation metrics from f-SARA confirm that these changes are clinically relevant and meaningful to patients.
As seen in the figure below, an additional comparative study was conducted using OLE data from up to 3 years with subjects from BHV4157-201. Using a matched control pooled from the same two independent natural history studies (US and European), troriluzole-treated All SCA subjects showed clinically relevant benefit compared to expected progression from the external control at 1 year, 2 years, and 3 years. Of note, there was an administrative gap in treatment in BHV4157-201 between the end of the 48-week OLE and the resumption of treatment at the start of the 96-week period. This gap was observed to result in a decline in f-SARA scores. However, after resumption of treatment patients re-stabilized (did not progress) resulting in the estimation of compelling treatment effects at years 2 and 3.
Given these findings and the debilitating nature of SCA, in May 2023 we announced that we submitted a New Drug Application ("NDA") to the FDA for troriluzole for the treatment of SCA3. In July 2023, the FDA informed us that it would not review the recently submitted NDA application for troriluzole given that the study's primary endpoint was not met and thus, would not permit a substantive review. In followup to the regulatory decision on the NDA application, we held followup meetings with the FDA regarding the SCA data. We continue to have constructive dialogue with the FDA regarding our SCA development program and potential future data analyses to address regulatory concerns in the previously issued refuse-to-file decision on it's NDA application for SCA3. We will provide further updates on the SCA development program as warranted by any continued positive progress from the outcome of future regulatory interactions on this topic. In October 2023, the European Medicines Agency ("EMA") informed us that our Marketing Authorization Application ("MAA") for troriluzole (Dazluma) in the treatment of SCA has been validated and is now under review by EMA's Committee for Medicinal Products for Human Use ("CHMP"). We remain committed to working closely with the health authorities to bring troriluzole to people with SCA3, given no therapy is currently approved for this ultra-rare genetic disorder.
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
We commenced a Phase 2/3 double-blind, randomized controlled trial on the use of troriluzole in adults with OCD in late 2017. Results from the Phase 2/3 trial were announced in June 2020. Troriluzole 200 mg administered once daily as adjunctive therapy in OCD patients with inadequate response to standard of care treatment showed consistent numerical improvement over placebo on the Yale-Brown Obsessive Compulsive Scale (“Y-BOCS”) at all study timepoints (weeks 4 to 12) but did not meet the primary endpoint at week 12. Troriluzole treated subjects (n = 111) had a mean Y-BOCS improvement of -3.4 points from baseline versus -2.9 for placebo-treated (n = 115) subjects [difference -0.5 and p-value = 0.451] at week 4, -5.1 points (n = 96) versus -3.6 for placebo-treated (n = 108) subjects [difference -1.5 and p-value = 0.041] at week 8, and -5.9 points (n = 99) versus -4.9 for placebo-treated (n = 102) subjects [difference -1.0 and p-value = 0.220] at week 12. Troriluzole’s safety profile was generally consistent with past clinical trial experience with its active metabolite, riluzole. Treatment emergent adverse events (“TEAEs”) were mostly reported to be mild in intensity. TEAEs that occurred in at least 5% of patients in the troriluzole group, and more frequently in the troriluzole group than in the placebo group, were headache, dizziness, fatigue, somnolence, nausea and nasopharyngitis.
Given the strong signal in the Phase 2/3 proof of concept study and after receiving feedback from the FDA in an End of Phase 2 meeting, in December 2020, we initiated enrollment in a Phase 3 program. The Phase 3 program will have an estimated total enrollment of up to 700 participants in each trial with a primary endpoint of change from baseline on the Y-BOCS total score at week 4, 8 and 10. The two Phase 3 randomized, double-blind, placebo-controlled trials that make-up our Phase 3 program for OCD are currently ongoing.
In January 2024, we announced plans to conduct a pre-planned interim analysis ("IA") to evaluate efficacy in the first of our two Phase 3 studies in OCD. The IA is planned to be conducted by an independent Data Monitoring Committee, after 350 subjects have had the opportunity to complete the study (representing approximately 70% of subjects in the primary analysis population reach primary endpoint). The IA is powered to detect a clinically meaningful difference between troriluzole and placebo on the Y-BOCS primary outcome that is based on the effect size observed in the Phase 2 proof of concept ("POC") study. The potential results of the IA include (1) a highly statistically significant evidence of efficacy leading to stopping the study or (2) continuation of the study, with possible sample size re-estimation. Last Patient Last Visit and database lock for the IA are anticipated in the first quarter of 2024, with expected IA topline results in the second quarter of 2024.

Troriluzole for Glioblastoma
Preclinical and small-scale pilot studies are underway to explore troriluzole’s use in the treatment of a pipeline of other indications such as some cancers whose spread is thought mediated by glutamate transmission, such as melanoma and GBM.
In collaboration with Johns Hopkins University, we explored the potential applicability of troriluzole for GBM. The oncology collaboration with Johns Hopkins was based upon the mechanistic rationale that some tumors over express glutamate receptors, the central role that glutamate may have in cancer metabolism and the effect of glutamate on the tumor microenvironment.
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
In July 2022, the Company and GCAR announced that enrollment has commenced in GBM AGILE for the evaluation of troriluzole. GBM AGILE is a multi-arm, platform trial. The evaluation of each therapy in GBM AGILE proceeds in 2 possible stages. A therapy's Stage 1 is an adaptively randomized screening stage for evaluating the therapy within patient signatures compared against a common control. A therapy in Stage 1 will stop accruing patients if it reaches its maximal sample size, drops for futility, or evinces inadequate safety. If a therapy reaches an efficacy threshold for graduation from Stage 1, it will move into Stage 2 within one of the prospectively defined signatures. The maximum sample size in Stage 1 is 150 patients. For a therapy graduating to Stage 2 there is a fixed randomization, expansion cohort. The maximum sample size in Stage 2 is 50 experimental patients in the graduating signature. The primary analysis of a regimen's effect on overall survival uses all patients in both its stages and all control patients in the trial in the graduating signature, suitably adjusted for any possible time trends. Enrollment in the study is ongoing.
Myostatin Platform
Taldefgrobep Alfa (BHV-2000)
In February 2022, we announced a worldwide license agreement with BMS for the development and commercialization rights to taldefgrobep alfa (also known as BMS-986089), a novel Phase 3 asset. Myostatin, a negative regulator of muscle growth, is a key member of the Transforming Growth Factor ("TGF-β") superfamily. Taldefgrobep's novelty in a field of myostatin inhibitors is based on the mechanism where it binds to myostatin to both lower overall free myostatin levels, but also to function as a receptor antagonist to block myostatin signaling in skeletal muscles. Recently generated data has shown that the taldefgrobep alfa-myostatin complex is stable, and blocks myostatin signaling to both myostatin and to a lesser extent to activin A potentially for a protracted period after cessation of dosing. Blocking myostatin activity and signaling has shown to improve muscle function and strength in a number of disease models for neuromuscular wasting along with physical and metabolic changes important to individuals living with overweight and obesity. Blocking activin contributes to decreased adipose tissue and improved glucose homeostasis. Clinical studies have confirmed that taldefgrobep improved lean body mass directly through increase on contractile muscle and loss of adipose tissue as demonstrated in both normal healthy volunteers and in patients with Duchenne muscular dystrophy (“DMD”). The mechanism of increasing overall muscle size and reducing adipose tissue volume provide development opportunities in both neuromuscular disease and individuals living with overweight and obesity.

The advanced taldefgrobep alfa anti-myostatin development program offers extensive human safety data, especially in the pediatric population.
Previous Clinical Trials
Taldefgrobep was previously studied by Bristol Meyers Squibb ("BMS") and Roche in 4 completed clinical studies in healthy volunteers and subjects with DMD. An estimated 360 subjects received taldefgrobep; 179 healthy subjects and 181 subjects with DMD.
Completed clinical pharmacology studies in healthy adult subjects included:
•CN001001 was a randomized, placebo-controlled, Phase 1 study designed to evaluate the safety, tolerability, PK, and PD of single and multiple ascending subcutaneous doses of taldefgrobep (vial) in healthy adults.
•CN001023 was a randomized, open-label, single dose, parallel-group, Phase 1 study designed to compare the bioavailability of subcutaneous injections in the arm, thigh, and abdomen and to evaluate the safety, tolerability, PK, and immunogenicity of taldefgrobep (pre-filled syringe) in healthy adults.
Completed clinical studies in subjects with DMD included:
•CN001006 was a multi-site, randomized, placebo-controlled, double-blind, dose-ranging, Phase 1b/2 study to evaluate the safety, tolerability, and PK of taldefgrobep in ambulatory boys with DMD aged ≥ 5 to < 11 years.
•CN001016 was a randomized, double-blind, placebo-controlled, Phase 2/3 study to assess the efficacy, safety, and tolerability of 2 doses of taldefgrobep in ambulatory boys with DMD aged ≥ 6 to < 12 years.
All studies supported the safety and tolerability of taldefgrobep with fixed doses from 35 mg up to 180 mg administered weekly, subcutaneously ("SC"). The pharmacokinetics and safety data from the Phase 1 studies supported the continued development with doses of 35 mg and 50 mg administered weekly SC.
In the Phase 3 Clinical Study, CN001016, a futility analysis based on this primary endpoint, conducted after approximately 30% of subjects had completed 48 weeks of study drug treatment, did not show any statistically significant treatment differences. A summary of the development and outcome from these studies are published (Neurol Ther. 2024 Feb;13(1):183-219).
There are significant differences between a neuromuscular (DMD) and neurodegenerative disease (SMA). The differences in residual muscle in SMA along with adjunctive survival of motor neuron (“SMN”) upregulation therapy support the continued development of taldefgrobep alfa in SMA.
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
Our Clinical Trial for Taldefgrobep Alfa in SMA
In September 2023, we completed enrollment in a Phase 3 clinical trial assessing the efficacy and safety of taldefgrobep alfa in SMA. The Phase 3 placebo-controlled, double-blind trial is designed to evaluate the efficacy and safety of taldefgrobep as an adjunctive therapy for participants who are already taking a stable dose of nusinersen or risdiplam or have a history of treatment with onasemnogene abeparvovec-xioi, compared to placebo. The primary outcome measures of the study will be efficacy of taldefgrobep alfa compared to placebo in the change in the 32 item Motor Function Measure (“MFM-32”) total score from baseline to Week 48. Scores range from 0-3 on each item, with higher scores indicating higher functioning. The study is neither restricted nor limited to patients based on ambulatory status or classification of SMA and is designed to randomize approximately 180 patients in this randomized, double-blind, placebo-controlled global trial. We expect to report topline data from our Phase 3 study in the second half of 2024.
In February 2023, we received Fast Track designation from the FDA for taldefgrobep alfa for the treatment of SMA. Fast Track designation enables important new drugs to reach patients earlier by facilitating more frequent communications with the FDA and expeditious review of a drug which treats a serious condition and fills an unmet medical need. In December 2022, we received orphan drug designation from the FDA for taldefgrobep in the treatment of SMA and from the European Commission in July 2023.
Taldefgrobep Alfa’s Role in Spinal Muscular Atrophy
In the past three years, significant advancements were made to address the underlying cause of disease in SMA with the up-regulation of SMN1 and SMN2 expression which positions taldefgrobep as a potential combination therapy to enhance muscle performance. Data from both an SMA animal model study that shows advantages of combination SMN therapy with taldefgrobep and the extensive clinical data in DMD support the advancement of taldefgrobep into a SMA Phase 3 study. Other indications in muscle wasting diseases may be a fast follow-on for taldefgrobep along with other life-cycle opportunities.
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
Taldefgrobep Alfa’s Role in the Management of Overweight and Obesity
Preclinical and clinical data have demonstrated the potential for anti-myostatin therapies to produce physical and metabolic changes that are highly relevant to individuals living with overweight and obesity, including reducing total body fat and visceral adiposity, and improving insulin sensitivity and bone mineral density, while increasing lean muscle mass. Taldefgrobep’s novel mode of action and unique impact on body composition suggest it could be used as monotherapy or in combination with other anti-obesity medications.
In October 2023, we announced preclinical data demonstrating the ability of taldefgrobep to significantly reduce fat mass while increasing lean mass in an obese mouse model. In a mouse model of diet-induced obesity, untreated mice exhibited an increase in fat mass of 31%, while the mice treated with taldefgrobep demonstrated increases in lean mass of 25% from baseline (p≤.0.001) and lost 11% of their baseline fat (p≤.0.001) compared to vehicle (placebo) treated mice. Insulin and leptin levels were consistently lower in mice treated with taldefgrobep compared to the untreated mice. There was no difference in food intake over time across the taldefgrobep and untreated mice, counter to what has been observed with incretin mimetics (e.g., semaglutide) which are consistently associated with a reduction in energy intake.

Our Clinical Trial for Taldefgrobep Alfa in Obesity
In a Phase 1 MAD study conducted by BMS in normal healthy volunteers, the cohort using the projected therapeutic 45mg dose of taldefgrobep demonstrated a continued improvement in lean mass and a reduction in fat mass during the 29 day dosing period that continued to increase through the observation period at 4 weeks post dosing (see figure below).
We plan to initiate a Phase 2 clinical trial of taldefgrobep in the management of metabolic disease in the second quarter of 2024. The study will evaluate the ability of taldefgrobep to maintain lean mass muscle as an adjunctive to standard of care GLP-1 therapy in adults living with overweight and obesity (see figure below for anticipated trial design).

Ion Channel Platform
Kv7
Kv7 Platform Acquisition
In February 2022, we announced that we entered into a definitive agreement with Channel Biosciences, LLC, a subsidiary of Knopp Biosciences, LLC, to acquire a drug discovery platform targeting Kv7 ion channels, adding the latest advances in ion channel modulation to our growing neuroscience portfolio.
Kv7’s Role in Epilepsy, Mood Disorders, and Other Central Nervous System Disorders
Because of their fundamental role in health and their aberrant role in disease, ion channels in cell membranes represent a broad and important class of drug targets. Sodium channels and potassium channels form the ionic basis of the action potential in electrically charged cells throughout the body (see figures below). The Kv7 protein in particular forms a channel that exquisitely regulates the flow of charged potassium ions (K+) across cell membranes, repolarizing nerve cells and resetting them for normal action potential firing. Kv7 channels include a family of channel subtypes, designated as Kv7.1 through Kv7.5, and they are formed by tetramers of identical or compatible subunits. Some of these channel subtypes localize in nerve cells (neurons) while others can be found in cardiac muscle, smooth muscle, and other tissue types.
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

White, Role of Potassium Channel Ions in Epilepsy, Medscape.org
We are synthesizing novel Kv7.2/7.3 activators that improve on the selectivity, potency, and other characteristics of ezogabine (Potiga in the U.S. and Trobalt (retigabine) in Europe), a drug approved in 2011 for the treatment of refractory epilepsy and voluntarily withdrawn from the market in 2017 because of poor tolerability and structure-related toxicities that limited its clinical use, and ezogabine-like compounds, while averting its negative attributes, including off-target activity at a different brain ion channel, gamma-aminobutyric acid (“GABA”) A receptor (“GABAA-R”).
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
Epilepsy, Major Depressive Disorder ("MDD"), and Bipolar Disorder are the initial indications we are targeting with activators from our Kv7 platform. In addition to their role in treating epilepsy, anti-seizure medications ("ASMs") are often used in the management of bipolar disorder and Kv7 activators have recently shown great promise in the the treatment of MDD. While the use of ASMs is often accompanied by dose-limiting side effects, our Kv7 activators are specifically designed to target subtypes of Kv7 potassium channels without engagement of GABAA receptors. The lack of GABAA-R activity potentially gives activators from our Kv7 platform a wide therapeutic window and is expected to result in an improved side effect profile, limiting the somnolence and fatigue often seen in patients receiving ASMs.
BHV-7000
BHV-7000 (formerly known as KB-3061), the lead asset from the Kv7 platform, is a potent Kv7.2/7.3 ion channel activator from a novel, bicyclic imidazole class that is structurally-distinct from other Kv7 modulators (e.g., ezogabine and related aniline compounds) with significant in vivo anticonvulsant activity and a wide therapeutic index. In the most widely used and positively-predictive preclinical model of epilepsy, the maximal electroshock (“MES”) model, data for BHV-7000 and ezogabine were collected in independent experiments (see figures below), measuring the activity of both compounds in preventing seizures (ED50) and recording the neurologic deficit five minutes prior to the MES test to calculate the tolerability index (“TI”). The neurologic deficit is a behavioral index ranging from normal activity (score of 0) to a loss of righting reflex (score of 3). As shown below, BHV-7000 was demonstrated to have an ED50 = 0.5 mg/kg with almost no impact on behavior producing a TI > 40x. In a separate rotarod experiment of preclinical tolerability, BHV-7000 had no impact on rat motor behavior up to 30 mg/kg, the highest dose tested. In contrast, ezogabine was 40x less potent (ED50 = 20 mg/kg) in the MES model with a narrow TI < 3x. The narrow preclinical TI for ezogabine is consistent with the clinical experience with the drug where side effects such as somnolence and dizziness limited its use at doses that prevented seizures in patients.
Phase 1 Clinical Development
In the second quarter of 2022, our Clinical Trial Application for BHV-7000 was approved by Health Canada, and we subsequently began phase 1 clinical development. First-in-human single ascending dose ("SAD") and multiple ascending dose ("MAD") studies have now been completed. In the SAD and MAD cohorts, 77 subjects received BHV-7000 (N=58) or placebo (N= 19). Thirty-nine SAD subjects were randomized to BHV-7000 or placebo and thirty-eight MAD subjects were randomized to BHV-7000 or placebo. The rates of adverse events ("AEs") by MedDRA System Organ Class across the pooled SAD and MAD cohorts among subjects treated with BHV-7000 and placebo are presented in the tables below.

Table 1: Treatment‐emergent adverse events ("TEAEs") Occurring in ≥ 2 Subjects Receiving BHV-7000 in SAD Cohorts

All AEs reported in the SAD cohorts were mild in severity.

Table 2: TEAEs Occurring in ≥ 2 Subjects Receiving BHV-7000 in MAD Cohorts

All AEs reported in the MAD cohorts were mild in severity, except 1 case of back pain (moderate severity, 40 mg) and 1 case of dizziness (moderate severity, 80 mg).
[a] Data are included from a separate study evaluating higher MAD doses.
[b] Data are pooled across studies.
In 2023, we initiated a Phase 1 open-label electroencephalogram ("EEG") study designed to evaluate the effects of BHV-7000 on EEG parameters in healthy adults. The study’s objective was to demonstrate BHV-7000 target engagement in the cerebral cortex and to help refine dose selection for Phase 3 trials. Study measures included continuous EEG monitoring, time locked pharmacokinetic ("PK") sampling, and changes in EEG spectral power post dose.
The Phase 1 EEG study was designed to evaluate qualitative changes from baseline in EEG spectral power after administration of single doses of BHV-7000 (10, 25, or 50 mg) to 11 healthy male and female adult volunteers. EEG spectral power is a measure derived from quantitative analysis of EEG signals that assesses the amount of rhythmic activity in different frequency bands, including delta [1-3.5 Hz], theta [3.5-7.5 Hz], alpha [7.5-13 Hz], beta [13-30 Hz], and gamma [30-100 Hz]. Changes in spectral power have been used to evaluate the risk, onset and progression of seizures, assess cognitive and behavioral impairments, and characterize the effects of anti-seizure medications ("ASMs"); and, they may also have utility in refining dose selection in clinical trials of ASMs. Spectral analysis was performed by Epilog (Ghent, Belgium), a global leader in EEG analytics.
Interim data from the Phase 1 EEG study were presented in December 2023 at the American Epilepsy Society meeting in Orlando, Florida. BHV-7000 was well-tolerated at all doses studied, without the typical CNS AEs associated with other ASMs, such as somnolence or cognitive/mood disturbances, and EEG data showed dose-dependent increases in brain spectral power in healthy subjects (Figure 1 below). Unlike prior reports where EEG effects of a Kv7.2/7.3 activator showed the greatest power increase in the delta frequency band (Biondi et al. 2022), the highest spectral power increases with BHV-7000 were seen in alpha, beta, and gamma frequency bands (Figure 2 below). While changes in spectral power were observed across all frequency bands with BHV-7000, the minimal impact on slower frequencies (i.e., delta) is consistent with the low incidence of CNS adverse events, in particular somnolence, seen in the BHV-7000 Phase 1

SAD/MAD studies. EEG delta activity is associated with somnolence, an undesirable CNS adverse event often seen with other ASMs.

Spectrum at Broadband Max Response
BHV-7000 50 mg vs Baseline

BHV-7000 50 mg
Baseline
Power ((mV2/m4)/Hz)
Frequency (Hz)
0
2
4
6
8
10
0
5
10
15
20
25
30
Delta
1-3.5
Theta
3.5-7.5
Alpha
7.5-13
Beta
13-30

Figure 1: BHV-7000 shows dose-dependent increases in spectral power over all brain regions.	Figure 2: BHV-7000 effect on spectral power in resting -state EEGs. Greatest impact observed on alpha frequency with minimal impact on delta and theta frequencies.
The preliminary EEG study results confirm the CNS activity of BHV-7000 at projected therapeutic concentrations, dose-dependent and time-dependent changes in EEG spectral power, and are consistent with the quantitative EEG effects observed with other ASMs approved for the treatment of epilepsy.
Based on the results from the EEG study and the safety profile in SAD/MAD trials, along with PK data from a new once-daily extended-release (“ER”) formulation, Biohaven plans on exploring three oral doses of BHV-7000 (once daily 25 mg ER, once daily 50 mg ER, and once daily 75 mg ER) in the Phase 2/3 clinical trials in epilepsy and mood disorders. This dosing approach with a Kv7 activator will allow for assessment of distinct target concentrations over a wide range, above and below projected efficacious EC50 drug concentrations (Figure 3), not previously feasible with drugs in this class.

Figure 3: Predicted PK profile of BHV-7000 ER, mean predicted concentration vs. time profiles for 25 mg ER, 50 mg ER and 75 mg ER once-daily dosing at steady state relative to EC20 and EC50 (EC values from preclinical MES models).

Epilepsy
Epilepsy affects approximately 3.5 million Americans, or more than 1.2% of adults and 0.6% of children in the U.S., and more than 50 million patients worldwide, according to the World Health Organization (“WHO”). It is the fourth most common neurological disorder, and many patients struggle to achieve freedom from seizures, with more than one third of patients requiring two or more medications to manage their epilepsy. While the use of anti-seizure medications is often accompanied by dose-limiting side effects, our clinical candidate BHV-7000 is specifically designed to target subtypes of Kv7 potassium channels without engagement of GABAA receptors. The lack of GABAA-R activity potentially gives BHV-7000 a wide therapeutic window and is expected to result in an improved side effect profile, limiting the somnolence and fatigue often seen in patients receiving anti-seizure medications. This preclinical profile is supported by safety data from our Phase 1 SAD/MAD trial of BHV-7000 in healthy volunteers, which showed a favorable CNS tolerability profile. We aim to bring this potassium channel modulator as a potential solution to patients with epilepsy who remain uncontrolled on their current regimens.

In January 2024, we completed our End-of-Phase 2 meeting with the FDA to advance to Phase 3 trials and announced that more than 110 global clinical sites have been selected in the first of two focal epilepsy trials, with enrollment commencing in the first quarter of 2024. The two pivotal studies evaluating the efficacy of BHV-7000 in refractory focal epilepsy are planned as randomized, double-blind, placebo-controlled, 8- and 12-week trials with a primary endpoint of change from baseline in 28-day average seizure frequency in adults and adolescents with focal epilepsy. One of the focal epilepsy studies will evaluate 25 mg and 50 mg doses of BHV-7000 and the second study will evaluate 50 mg and 75 mg doses of BHV-7000 (see figure below).

Focal Design

12- or 8-Week Treatment Phase
DATA READOUT
8 weeks
Observation Phase
BHV-7000 75mg
BHV-7000 50mg
Placebo
OLE

DESIGN	Randomized, double-blind, placebo-controlled trial
POPULATION	Subjects 18–75 years old with intractable focal epilepsy
SAMPLE SIZE	390 subjects (randomized 1:1:1)
TREATMENT	BHV-7000 (75/50 mg) and (50/25 mg) vs. placebo
TREATMENT DURATION	12- or 8-week treatment phase
ENDPOINTS	Change in seizure frequency, 50% seizure reduction, seizure freedom, safety

In addition to the focal epilepsy program, we anticipate initiating a Phase 2/3 study of BHV-7000 in idiopathic generalized epilepsy ("IGE") in the second quarter of 2024. The pivotal study evaluating the efficacy of BHV-7000 with IGE is planned as a randomized, double-blind, placebo-controlled 24-week time-to-event trial with a primary endpoint of time to second generalized seizure in adults and adolescents with IGE (see figure below).

Generalized Design

24-Week Treatment Phase
DATA READOUT
20-30 Days
Screening
BHV-7000 75mg
Placebo
OLE

DESIGN	Randomized, double-blind, placebo-controlled trial
POPULATION	Subjects 18–75 years old with idiopathic generalized epilepsy with intractable generalized tonic-clonic seizures
SAMPLE SIZE	242 subjects (randomized 1:1:), study ends with the 127th seizure event
TREATMENT	BHV-7000 75 mg vs. placebo
TREATMENT DURATION	Up to 24-week double-blind phase, subject will transition to open label extension
ENDPOINTS	Time to event (2nd day with generalize tonic-clonic seizure)

Mood disorders
Approximately 1 in 5 adults in the U.S. are living with neuropsychiatric illnesses that are associated with inadequate treatment, poor quality of life, disability, and considerable direct and indirect costs. There is significant unmet need for novel and effective therapeutic options that are not limited by long latency periods to clinical effects, low response rates, and significant risks and side effects. Increasing evidence from animal models and clinical trials now suggests that Kv7.2/7.3 targeting drugs offer the potential to treat a spectrum of these neuropsychiatric diseases including, but not limited to, mood disorders such as major depressive disorder, bipolar disorder and anxiety.
Major Depressive Disorder
Major depressive disorder is a leading cause of morbidity. Prevalence estimates for MDD episodes in the U.S. are 7.1%; accordingly, there is an urgent need for more effective treatments. Within the current armamentarium of treatments nearly one third of patients fail to respond. Kv7 activation has emerged as a novel strategy to treat and prevent depressive episodes and holds significant potential as a novel treatment for patients with MDD. The therapeutic role for Kv7 activation in MDD is supported by a broad range of epigenetic, mechanistic, preclinical, and clinical evidence. Multiple depression models have demonstrated the antidepressant efficacy of enhancing potassium channel activity. As preclinical studies demonstrate upregulation of Kv7 channels in mice subject to chronic stress, increasing potassium channel function either through genetic over expression or via potassium channel activation (via ezogabine) reverses depressive and anhedonic behaviors in mice across multiple studies. Recent randomized, controlled clinical trials of Kv7 activators demonstrated efficacy in MDD. Together, these data, coupled with the favorable clinical safety and tolerability profile exhibited by BHV 7000 to date, provide a compelling rationale for the evaluation of Kv7 activation with BHV-7000 in MDD.
We plan to initiate a Phase 2 clinical trial with BHV-7000 for the treatment of MDD in the first half of 2024. We anticipate the study will be a 6 week, randomized, double-blind, placebo-controlled trial in approximately 300 subjects, with a primary endpoint of measurement on the Montgomery-Asberg Depression Rating Scale ("MADRS"). See below for expected trial design detail.

Bipolar disorder
Bipolar disorder affects approximately 7 to 11 million Americans, with an estimated 4.4% of U.S. adults having bipolar disorder over their lifetime. Bipolar disorder is associated with significant morbidity, decreased quality of life and economic burden. Treatment guidelines recommend patients receive life-long treatment for bipolar disorder. However, medication adherence is typically very low in this population, due in large part to undesirable side effects that are poorly tolerated by patients. The mainstays of treatment include mood stabilizing agents that are also used as anti-seizure medicines (i.e., valproic acid, lamotrigine, and topiramate). Preclinical and pilot clinical data similarly suggest a potential therapeutic role for Kv7 activation in bipolar disorder, which is expected to result in an improved side effect profile compared to other anti-seizure medications.
We are advancing BHV-7000 as a potential treatment for patients with bipolar disorder and intend to start a Phase 2/3 clinical trial targeting this indication in the first half of 2024. We expect the study to be a 3 week, randomized, double-

blind, placebo-controlled trial in approximately 256 subjects, with a primary endpoint of measurement on the Young Mania Rating Scale ("YMRS"). See below for expected trial design detail.
Developmental Epileptic Encephalopathies
KCNQ2 developmental epileptic encephalopathy (“KCNQ2-DEE”) is a rare pediatric epileptic encephalopathy first described in 2012 resulting from dominant-negative mutations in the KCNQ2 gene. Epileptic encephalopathies (“EE”) comprise a group of epilepsy syndromes in which onset of recurrent and medically refractory seizures are associated with cognitive and broader developmental delay or regression. Although only recently described, heterozygous de novo variants in KCNQ2 are a highly validated cause of early onset epileptic encephalopathy, and KCNQ2-DEE has emerged as a well-defined clinical entity with a characteristic neonatal presentation, including hypotonia, treatment-resistant tonic seizures, a profoundly abnormal EEG, and most often with moderate-to-profound global developmental delay. KCNQ2-DEE is thus both a seizure disorder and a developmental disorder caused by pathogenic KCNQ2 mutations.
Identification of genetic etiologies has created the opportunity to treat not just the symptoms of KCNQ2-DEE, including seizures, but also the underlying causes, including attenuating or reversing the effects of the disease-causing variants. In addition to its activity in the MES model, we explored the ability of BHV-7000 to reverse the reduced current density associated with KCNQ2-DEE and support its use as potential treatment for the disease). To determine the effects of BHV-7000 on the function of Kv7.2 and Kv7.2/7.3 channels poisoned by dominant-negative KCNQ2 mutations, four highly recurrent human missense variants known to cause KCNQ2-DEE were evaluated in an in vitro model measuring current density in cells expressing the pathologic proteins.
The figure below shows the effects of BHV-7000 on current density of wt/wt Kv7.2 channels and those formed by 1:1 coexpression of wt KCNQ2 genes with four disease-causing KCNQ2 variants (T274M, A294V, R581L, R210H). In the control condition, all pathogenic variants produced a marked reduction in current density to below wt/wt levels. BHV-7000 at either 0.3µM or 1.0 µM restored current density in all mutated channels to or beyond wt control current density (**<0.01).

BHV-7000 has been granted Rare Pediatric Disease Designation by the U.S. Food and Drug Administration ("FDA") for the treatment of KCNQ2-DEE.
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
Thus, an urgent need exists for effective, non-addictive pain therapies. Flupirtine, a non-selective Kv7 activator, was previously approved in several European countries and indicated for the treatment of pain. However, the European Medicines Agency recommended withdrawal of its marketing authorization in 2018 because of the risk of serious liver injury. Selective Kv7 potassium channel activators represent a new approach in the development of non-opioid therapeutic options for neuropathic pain. In addition to leveraging the reduced abuse and addiction risk potential of potassium channel activators, our Kv7 potassium channel platform addresses the complexities of channel subtype physiology through targeted pharmacology to overcome the limitations inherent in nonselective Kv7 activators and is intended to deliver a well-tolerated, highly effective, non-opioid treatment for neuropathic pain.
Our Kv7 program research was supported in part with funding from the National Institutes of Health (“NIH”) to advance the development of novel Kv7 non-opioid therapies for the treatment of chronic pain. The NIH funding is by the NIH Helping to End Addiction Long-term Initiative (“NIH HEAL Initiative”), which aims to improve treatments for chronic pain, curb the rates of opioid use disorder and overdose, and achieve long-term recovery from opioid addiction. The goal of our Kv7 program is to discover a small-molecule activator of the Kv7.2/7.3 voltage-gated potassium channel to treat neuropathic pain. Similar to our epilepsy program, we are targeting compounds with these characteristics:
•Biased for Kv7.2/3 activation vs. Kv7.4 activation to minimize potential adverse smooth muscle effects
•Selective against GABAA receptors to minimize potential tolerability issues
•Selective against Kv7.1/KCNE1 (IKs) and hERG (IKr) to minimize cardiac side-effects
•Potent and effective across animal models of neuropathic pain
Axonal excitability and neurotransmitter release are altered in neuropathic pain due to sodium channel plasticity, increased voltage-gated calcium channels in the spinal cord, and diminished potassium channel activity in dorsal root ganglion (“DRG”) neurons. These changes in ion channel number, distribution, and function are common to many neuropathic pain subtypes. The functional density of Kv7.2/3 channels is a key variable governing sensory DRG control of intrinsic excitability. Rose et. al demonstrated downregulation of Kv7 potassium channel mRNA in an experimental nerve injury model and further showed alleviation of neuropathic hyperalgesia with administration of flupirtine.
Using human induced pluripotent stem cell (“iPSC”)-derived DRG sensory neurons, we have assessed the physiological activity of these neurons by modulating Kv7 channels across three electrophysiologic parameters: resting membrane potential (Vm), rheobase = the current required to stimulate an action potential (“AP”), and the number of APs elicited by a suprathreshold stimulus (3x rheobase). We are currently evaluating the activity of various compounds from our proprietary series of selective Kv7.2/7.3 activators in multiple preclinical models of neuropathic pain. The Company recently initiated a sponsored research agreement with Yale to evaluate the activity of BHV-7000 in an iPSC model of inherited erythromelalgia, a severe rare genetic neuropathy.
Migraine
We are currently exploring BHV-7000 as a potential treatment for migraine. Kv7.2/7.3 openers have shown significant activity in cortical spreading depression models of migraine.

TRPM3 Ion Channel Antagonists
KU Leuven Agreement
In January 2022, we entered into an agreement with KU Leuven ("the KU Leuven Agreement") to develop and commercialize TRPM3 antagonists to address the growing proportion of people worldwide living with chronic pain disorders. The TRPM3 antagonist platform was discovered at the Centre for Drug Design and Discovery and the Laboratory of Ion Channel Research at KU Leuven. Under the KU Leuven Agreement, we receive exclusive global rights to develop, manufacture and commercialize KU Leuven's portfolio of small-molecule TRPM3 antagonists. The portfolio includes the lead candidate, BHV-2100, which we are evaluating in several preclinical pain models and advancing towards the clinic in 2023. We are continuing to support further basic and translational research on the role of TRPM3 in pain and other disorders through our collaboration with professors in Transient Receptor Potential ("TRP") biology at KU Leuven.
Efforts to target TRP Ion Channels for pain
Since the Nobel Prize-winning discovery of the capsaicin receptor TRPV1 in 1997, members of the TRP cation channel family have been elusive drug targets for the treatment of pain. Initially, there was much excitement and investment in TRPV1 antagonists due to promising preclinical efficacy and some evidence of clinical pain reduction. However, trials of most TRPV1 antagonists were terminated after the class consistently caused clinically-significant hyperthermia in study participants. Several companies then made efforts to progress antagonists of TRPA1, the receptor for mustard oil. Though Glenmark’s GRC 17536 showed encouraging results in a subset of diabetic peripheral neuropathic pain subjects in a Phase 2a study, it suffers from poor physiochemical properties and pharmacokinetics like many other TRPA1 antagonists.
TRPM3 is a novel target in the TRP family. Like TRPV1 and TRPA1, preclinical data and human genetic validation support TRPM3’s role in neuropathic pain and migraine. Unlike TRPV1 antagonists, TRPM3 antagonists are unlikely to possess significant thermal liabilities, and unlike TRPA1 antagonists, Biohaven’s TRPM3 antagonists have desirable physiochemical properties and good pharmacokinetic profiles. The figure below illustrates TRPM3 as a differentiated target for the treatment of pain in the TRP family.

Adapted from Efforts to target TRP channels for pain, Kovivisto et al. 2022
About TRPM3
TRPM3 is a novel druggable target in the TRP cation channel family. TRPM3 is functionally expressed in the human dorsal root ganglion, and several single nucleotide polymorphisms ("SNPs") in TRPM3 are associated with altered pain sensation in response to ultraviolet B ("UVB") (see figure below). Additionally, people with TRPM3 gain-of-function mutations experience altered pain sensation (de Sainte Agathe 2020, Dyment 2019, Van Hoeymissen 2020). Knocking out or antagonizing TRPM3 in animal models attenuates the development of various pain states, including those associated with nerve injury, chemotherapy, and diabetic peripheral neuropathy, further indicating that TRPM3 is a promising target for neuropathic pain. Lastly, preclinical evidence suggests that antagonizing TRPM3 may avoid the on-target body temperature effects and TRPV1 antagonist-induced malignant hyperthermia.

Vangeel et al, 2020	Lotsch et al, 2020

BHV-2100
BHV-2100 is an orally-bioavailable small molecule antagonist of TRPM3. TRPM3 is expressed in the relevant human tissue types for neuropathic pain, and both preclinical models and human genetics implicate TRPM3 in pain signaling.
Our Phase 1 Study with BHV-2100
We have an ongoing Phase 1 study of BHV-2100 in Canada. The Phase 1 study is a randomized, double-blind, placebo-controlled, SAD/MAD study in healthy subjects to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of BHV-2100. Single ascending dose cohorts are ongoing (including subjects randomized to placebo) with ascending dose levels. Each dose cohort will be initiated with sentinel dosing. Dose levels for subsequent cohorts are determined based on available PK, PD, safety and tolerability from previous cohort(s). Up to approximately 88 subjects are planned to be evaluated.
Our Development of BHV-2100 for the Treatment of Migraines
Nearly 40 million people in the U.S. suffer from migraine and the World Health Organization classifies migraine as one of the 10 most disabling medical illnesses. Migraine is characterized by debilitating attacks lasting four to 72 hours with multiple symptoms, including pulsating headaches of moderate to severe pain intensity that can be associated with nausea or vomiting, and/or sensitivity to sound (phonophobia) and sensitivity to light (photophobia). There is a significant unmet need for new treatments as more than 90 percent of migraine sufferers are unable to work or function normally during an attack. We expect to initiate a BHV-2100 Phase 2 study in acute migraine in the second half of 2024. We are evaluating and have not yet finalized clinical trial design, including trial size, and primary and secondary endpoints for the anticipated clinical trial.
Our Development of BHV-2100 for the Treatment of Neuropathic Pain
BHV-2100 is also being developed as a potential non-opioid treatment for neuropathic pain. We are evaluating the ability of BHV-2100 to reduce pain behaviors across several preclinical models of neuropathic pain, including chemotherapy induced neuropathy, diabetic neuropathy, and nerve injury.The Company expects to conduct a proof of concept study for neuropathic pain in the second half of 2024.
Additional research on TRPM3-mediated disorders
Under the KU Leuven Agreement, Biohaven is supporting further basic and translational research at KU Leuven on the role of TRPM3 in pain and other disorders. In addition to BHV-2100, we are optimizing other lead compounds for TRPM3-mediated disorders of the peripheral and central nervous systems.

Inflammation and Immunology Platform
TYK2/JAK1
Agreement with Hangzhou Highlightll Pharmaceutical Co. Ltd.
In March 2023, we entered into an exclusive, worldwide (excluding People’s Republic of China and its territories and possessions) license agreement with Hangzhou Highlightll Pharmaceutical Co. Ltd. ("Highlightll") (the "Highlightll Agreement"), pursuant to which we obtained the right to research, develop, manufacture and commercialize Highlightll’s brain penetrant dual TYK2/JAK1 inhibitor program.
BHV-8000
Dysregulation of the immune system has been implicated in several neurodegenerative and neuroinflammatory disorders including Parkinson's Disease, Multiple Sclerosis, Alzheimer's Disease, Amyotrophic Lateral Sclerosis and Autoimmune Encephalitis. Over-active immune cells and microglia driving chronic neuroinflammation results in release of cytokines with activation of leukocytes and is thought to contribute to neuronal injury, death, gliosis, and demyelination. The tyrosine kinase 2 ("TYK2") and Janus kinase 1 ("JAK1") signal transduction pathways mediate highly complementary immune and inflammatory signaling events. Targeted, small-molecule therapies that inhibit TYK2 or JAK kinases have separately demonstrated robust efficacy in autoimmune, dermatologic and gastrointestinal disorders. TYK2 is a validated immune target as evidenced by a recent peripheral program that gained FDA approval, and there are multiple additional peripheral non-CNS programs in clinical development. Brain penetrant inhibitors of TYK2/JAK1 have the potential to bring this validated immune target to brain disorders.
There are currently no brain penetrant, selective, dual TYK2/JAK1 inhibitors approved for brain disorders. In May 2023, we began dosing with BHV-8000 (previously TLL-041), in a phase 1 study in normal healthy volunteers. The planned phase 1 study is a randomized, double-blind, placebo-controlled, sequential parallel group, single ascending dose / multiple ascending dose study in healthy subjects to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of BHV-8000 following oral administration. In this study, single ascending dose cohorts are planned and ongoing (including subjects randomized to placebo) with up to 6 dose levels. Each dose cohort will be initiated with sentinel dosing, e.g., one active and placebo patient will be dosed simultaneously. Doses for subsequent cohorts are determined based on available PK, PD, safety and tolerability from previous cohort(s). Up to 40 subjects are planned to be evaluated with approximately 30 subjects randomized to receive active drug and approximately 10 subjects randomized to receive placebo in a double-blind fashion.
In July 2023, we reported that we had successfully dosed three dose cohorts with single ascending doses of BHV-8000 in the ongoing Phase 1 study. Based on the preliminary data that are available, BHV-8000 achieved projected therapeutic concentrations and was well tolerated with only mild adverse events reported.
We anticipate beginning clinical trials with BHV-8000 in the second half of 2024 targeting neuroinflammatory conditions, potentially including Parkinson's disease, Amyloid-Related Imaging Abnormalities ("ARIA") in Alzheimer’s disease, Alzheimer's disease, and multiple sclerosis. We are evaluating and have not yet finalized clinical trial designs, including trial size, and primary and secondary endpoints for these anticipated clinical trials.
MoDE Degraders
Bispecific Molecular Degraders of Extracellular Proteins
Molecular Degraders of Extracellular Proteins (“MoDEs”) are bispecific molecules that target pathologic circulating proteins and direct them to the liver (or other organ systems) for degradation by the endosomal/lysosomal pathway. Our MoDE platform is being explored for use in a wide range of therapeutic areas, including indications in immune-mediated diseases, cancer and other diseases. We are planning for MoDEs to be administered as intravenous or subcutaneous formulations. We expect to initiate a total of 4 INDs for the degrader program in 2024.

Antibody-based Galactose-deficient IgA (“Gd-IgA”) MoDEs
IgA nephropathy (“IgAN”) is the most common primary glomerulonephritis that can progress to renal failure and is characterized by immunoglobulin deposits in the renal mesangium comprised exclusively of the IgA1 subclass. Patients with IgAN have increased serum levels of IgA1 with a hinge region containing truncated galactose-deficient O-linked saccharides (“Gd-IgA”) and can present with a range of symptoms, from hematuria or proteinuria to severe hypertension owing to renal damage. The clinical progression varies, with 30–40% of patients reaching end-stage renal disease 20–30 years after the first clinical presentation. Patients are managed by therapeutic immunosuppression, with the aim of controlling blood pressure and maintaining renal function.

Lai, Nat Rev Dis Primers (2016)

We are leveraging our MoDE platform to develop novel bispecific molecules for the treatment of IgA nephropathy (“IgAN”) that remove potentially disease-causing Gd-IgA and associated immune complexes in patients and thereby prevent harmful kidney deposits. We have taken a published rodent format IgG antibody that recognizes Gd-IgA and converted it into a partially-humanized antibody, then subsequently completed the molecule liver-targeted degrader MoDE. This compound potently binds Gd-IgA and causes its endocytosis in human liver cells through its ASGPR binding motif. Nonclinical development work is ongoing to progress this as a potential IgAN treatment.
BHV-1400
BHV-1400 is a MoDE which is being developed to target Gd-IgA for the treatment of IgA Nephropathy. Specific removal of pathogenic Gd-IgA and associated circulating immune complexes with preservation of normal IgA potentially permits disease remission without incurring an infection risk. We shared preliminary data demonstrating the chimeric antibody-ASGPR ligand conjugate specifically mediated endocytosis of Gd-IgA, as opposed to normal IgA, in an endocytosis assay with HepG2 cells, and that MoDE degraders successfully internalize and degrade these immune-complexes. We expect to initiate Phase 1 studies of BHV-1400 in the second half of 2024. We are evaluating and have not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.
Therapeutic pan-IgG depletion
Analogous to the depletion of pan-IgA or dg-IgA with molecular degraders, hepatic asialoglycoprotein receptor ("ASGPR") ligand degraders are able to recognize potentially pathogenic isoforms of immunoglobulin ("IgG") and represent a novel, competitive platform with differentiated and improved profile relative to FcRN inhibitors. These molecules are specifically designed to spare the IgG3 subclass, to promote better host defense. FcRN inhibitors such as efgartigimod (Vyvgart) and nipocalimab also deplete IgG, but are not selective and deplete all IgG subclasses. Specifically, high circulating levels of antibodies (monoclonal or polyclonal gammopathy) drive conditions such as myasthenia gravis, rheumatoid arthritis, systemic lupus erythematosus, pemphigus vulgaris and many other diseases. It is hypothesized that rapid and sustained lowering of pathogenic antibody titers in blood will significantly reduce disease symptoms. As this has been shown with FcRN inhibitors for myasthenia gravis (Vyvgart), therapeutic pan-IgG depletion using Biohaven’s proprietary MoDE platform technology is expected to have significant potential benefit for multiple diseases including but not limited to the conditions outlined above. Drug candidates utilizing this technology are in nonclinical development, approaching IND.
BHV-1300
BHV-1300 is an IgG1, IgG2 and IgG4 bispecific degrader which we are initially developing for the treatment of rheumatoid arthritis ("RA"). RA is a chronic autoimmune disease estimated to affect 1 to 2% of the global population. RA primarily affects the joints, causing pain, swelling, stiffness, and loss of function.
We evaluated the effect of single and multiple doses of BHV-1300 in cynomolgus monkeys. In September 2023, we reported data from confirmatory studies that showed a 75-80% reduction of IgG levels two days after a single dose and over 90% of IgG lowering after three doses.

BHV-1300: NHP Pharmacodynamics

Timeframe
Dose
150
100
50
0
% change / T_0
0
Time
Control
BHV1300 Dose 1
BHV1300 Dose 2
BHV1300 Dose 3
BHV1300 Dose 4

Maximal lowering across FcRn inhibitors is 60-80% within approximately 7 to 21 days after initiation of single or multiple doses, respectively, in cynomolgus. In contrast, a single dose of BHV-1300 lowers IgG by approximately 75 to 80% after approximately 2 days, and after three rapid doses to greater than 90% lowering. The length of significant exposure to BHV-1300 is approximately one day within the dosage interval compared to continuous exposure required of the FcRn inhibitors. Mechanism related liabilities of FcRn inhibitors seen in animals and man, including hypoalbuminemia and hypercholeresterolema, are not expected and do not occur with BHV-1300 in cynomolgus. See figures below comparing the speed and depth of lowering to FcRn inhibitors.
In January 2024, we reported preclinical pharmacodynamic single dose data with BHV-1300 which demonstrated the Biohaven IgG degrader technology allows for co-administration with Fc-containing biologics. The PK of Humira® was unaltered after being dosed 12 hours after BHV-1300 administration (see figure below).

Humira 3 mg/kg SC,
After a 30 mg/kg SC Dose of BHV-1300 to NHP

Humira dosed 2h post BHV-1300
Humira dosed 12h post BHV-1300
Humira*
Mean concentration (µg/mL)
45
40
35
30
25
20
15
10
5
0
0
7
14
21
Time (days)

* Adapted from BLA 761154, IND 116471, Study no. r-fkb327-01
The Phase 1 SAD study examining BHV-1300 in healthy subjects was initiated in the first quarter of 2024 and we expect preliminary results late in the first quarter or early in the second quarter of 2024. The FDA indicated that the MAD assessment of BHV-1300 should be performed in a relevant patient population. Upon completion of the SAD study, we are planning the MAD portion of the study in a relevant patient population with the possibility of benefit from BHV-1300. The Phase 1 study is a randomized, open-label, placebo-controlled, SAD study in healthy subjects to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of BHV-1300. Each dose cohort will be initiated with sentinel dosing. Dose levels for subsequent cohorts will be determined based on available PK, PD, safety and tolerability from previous cohort(s). Up to approximately 32 subjects are planned to be evaluated.
Phase 2 studies of BHV-1300 are anticipated to initiate in 2024. We are evaluating and have not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.

BHV-1310
BHV-1310 is a next generation bispecific IgG degrader with the same specificity as BHV-1300 for IgG1, IgG2 and IgG4 which is initially being developed for the treatment of generalized myasthenia gravis ("gMG") and potentially other acute conditions or conditions with acute exacerbations or flares. MG is a chronic autoimmune disorder of the musculoskeletal system that is estimated to affect approximately 36,000 to 60,000 people in the United States. Patients with gMG develop antibodies that attack critical signaling receptor proteins at the junction between nerve and muscle cells, inhibiting communication between nerves and muscle and resulting in weakness of the skeletal muscles. GMG affects the voluntary muscles of the body, especially those that control the eyes, mouth, throat and limbs.
In January 2024, we demonstrated optimization of degrader technology with BHV-1310 which allows for deeper reductions in IgG after single dose (see figure below). The deep and rapid reductions observed suggest that BHV-1310 could have potential application in acute settings. We expect to initiate Phase 1 studies of BHV-1310 in the second half of 2024. We are evaluating and have not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.
BHV-1600
BHV-1600 is a selective MoDE designed to remove circulating agonistic antibodies of all isotypes and subclasses directed against myocardial beta-1 adrenergic receptor ("β-1 AR") through hepatic ASGPR binding and hepatocellular degradation. This molecule was created using a peptide that mimics the antigenic epitope common to most patients with autoantibodies directed to β-1 AR. This peptide is sufficiently similar to the native sequence such that circulating antibodies are efficiently trapped and subsequently removed by hepatic endocytosis through the ASGPR receptor. As these agonistic antibodies will be markedly depleted, the rapid cessation of inappropriate agonism of the myocardial β-1 AR receptors should result in rapid reversal of symptoms, as precedented with plasmapheresis.
We are developing BHV-1600 for the treatment of dilated cardiomyopathy. Dilated cardiomyopathy is a condition where the cardiac muscle contracts less effectively, the chambers of the heart are enlarged and thinning of cardiac walls results. This can lead to cardiac valvular incompetency, arrhythmias, thrombosis, and heart failure. We expect to initiate Phase 1 studies of BHV-1600 in the second half of 2024. We are evaluating and have not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.
Oncology Platform
CD-38
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
Our Clinical Trial for BHV-1100 in Newly Diagnosed Multiple Myeloma Patients
We have initiated dosing in a Phase 1a/1b trial in recovering, post-myeloablative multiple myeloma patients. Our ARM, BHV-1100, in combination with autologous cytokine induced memory-like (“CIML”) NK cells and immune globulin (“Ig”), is expected to target and kill multiple myeloma cells expressing the cell surface protein CD38. The trial is supported by compelling preclinical data showing that BHV-1100 enhanced recruitment of autologous CIML NK cells increases killing of multiple myeloma cells.
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

Antibody Drug Conjugates
We are using the MATE conjugation technology to generate site-specific antibody drug conjugates (“ADC”s) from native IgG1 proteins and have shown show superior stability in comparison with those using current industry-standard cysteine maleimide and click conjugation methodologies. Our expectation is that the enhanced in vivo stability and expected superior physicochemical properties of these ADCs will lead to increased therapeutic indices in patients (more cytotoxic payload reaching cancer cells and less reaching normal tissues, as has been shown in vitro, in mice and cynomolgus). Several site-specific ADCs, including BHV-1500, using the well validated valine-citrulline monomethyl auristatin E ("vcMMAE") payload linker system have been prepared and are undergoing biological testing in comparison with industry standard maleimide conjugated ADCs.

BHV-1510
In January 2024, we acquired BHV-1510 through our acquisition of Pyramid Biosciences, Inc. ("Pyramid"). BHV-1510 is a next-generation Trophoblast Cell Surface Antigen 2 ("TROP-2") directed ADC employing an optimized next-generation construct with novel linker-payload and enzymatic, site-specific conjugation, targeting TROP2-expressing carcinomas. Carcinoma refers to a malignant neoplasm of epithelial origin. Carcinomas account for 80 to 90 percent of all cancer cases and several examples have been successfully treated with ADCs. Abundant TROP-2 expression has been described for many carcinoma subtypes.
In preclinical TROP-2 expressing tumor models, BHV-1510 has shown improved antitumor activity versus other TROP-2 directed ADCs, in addition to improved plasma stability, more potent in vitro cytotoxicity, superior bystander effect, and greater immunogenic cell death with the novel TopoIx payload. Improved and differentiated safety has been seen in cynomolgus monkey GLP toxicology studies, suggesting a wife therapeutic index. BHV-1510 has similar favorable characteristics to our proprietary MATE conjugation technology, which should allow highly stable site-specific conjugation, resulting in a favorable PK, toxicity and manufacturability profile.
The IND for BHV-1510 was approved by the FDA in January 2024. The First-in Human trial evaluating BHV-1510 in patients with advanced solid tumors is expected to start in the second quarter of 2024. This trial consists of two parts; Phase 1 dose escalation and Phase 2 dose expansion, in patients with advanced incurable cancer that have progressed on or are intolerant to standard therapy. The primary objective of Phase 1 is safety, to identify a recommended dose for expansion ("RDE") or maximum tolerated dose. Phase 1 dose escalation will be implemented based on a Bayesian optimal interval design, with the lowest dose initiated as a single patient cohort. Patients are expected to be dosed in escalating cohorts, with dosing regimens administered intravenously every three weeks. The Phase 2 dose expansion part of the study will consist of non-randomized efficacy finding expansion cohorts, defined by specific tumor types that will be treated at the RDE to estimate the anti-tumor activity of BHV-1510. Up to approximately 170 subjects are planned to be evaluated.
BHV-1500
BHV-1500 is a next-generation CD30-directed ADC employing a Biohaven proprietary site-specific conjugation (MATE reagent), targeting CD30-expressing tumors such as Hodgkin's and other lymphoma and the MMAE payload. Hodgkin's lymphoma, also referred to as Hodgkin's Disease, is a malignant neoplasm of mesothelial origin. Approximately 9,000 new Hodgkin's disease cases are diagnosed each year. Hodgkin's disease and other CD30-expressing lymphoma are characterized by the uncontrolled growth of malignant lymphocytes or lymphoblasts. Adcetris has demonstrated effectiveness in the treatment of Hodgkin's Lymphoma.
In preclinical CD30 expressing murine tumor models, BHV-1500 has shown improved antitumor activity versus Adcetris (brentuximab vedotin), and substantially improved safety, plasma stability and pharmacokinetics in monkeys. We expect to submit an IND for BHV-1500 in 2024.

Clinical-Stage Milestones
Our clinical-stage milestones include the following:

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
Members of our management team and board of directors have deep experience leading neuroscience research and have been involved in the development and commercialization of drugs such as Abilify, Opdivo and, most recently, Nurtec ODT and Zavzpret.
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
Patents and Patent Applications
We have many U.S. and foreign patents and patent applications in our portfolio related to the composition of matter, methods of use, methods of manufacture or formulations of our product candidates which have been filed in major markets throughout the world, including the U.S., Europe, the United Kingdom, Japan, Korea, China, Hong Kong and Australia.
Kv7
In April 2022, we acquired Channel Biosciences, LLC. This acquisition included Channel’s Kv7 channel targeting platform and related patents and patent applications. The patents and patent applications are directed to the composition of matter of compounds that are activators of Kv7.2/Kv7.3 and their use in treating diseases such as epilepsy. U.S. Patent 10,851,067 (the “‘067 Patent”), issued December 1, 2020, specifically claims BHV-7000 and will expire in March 2039, not including possible patent term extensions. Ex-U.S. counterparts to the ‘067 patent have been granted in Australia and Mexico, and patent applications to the ‘067 patent are pending in Brazil, Canada, China, European Union, United Kingdom, Hong Kong, Israel, India, Japan, Republic of Korea, New Zealand, Singapore and South Africa. The ex-U.S. patents, and patent applications, if granted, will expire in March 2039, not including possible patent term extensions in countries where such extensions are available. In addition, U.S. Patent 9,481,653 (the “‘653 patent”), issued November 1, 2016, claims a class of compounds including BHV-7000 and will expire in September 2035, not including possible patent term extensions. Ex-US counterparts to the ‘653 patent are granted in Belgium, Switzerland, Germany,

Denmark, Spain, Finland, France, United Kingdom, Ireland, Iceland, Italy, Netherlands, Norway and Sweden. The ex-U.S. patents will expire in September 2035, not including possible patent term extensions in countries where such extensions are available. In addition, PCT/US23/10295, PCT/US23/63111, PCT/US23/63113 and PCT/US23/63115 directed to various Kv7 activator chemotypes were filed in January and February 2023. These applications are pending in the United States Receiving Office of the Patent Cooperation Treaty and all countries were designated for filing. The patent applications, if granted, will expire in January/February 2043, not including possible patent term extensions in countries where such extensions are available. Other patent application directed to the combination treatment with a Kv7 activator and N-methyl-D-aspartate ("NMDA") receptor antagonist (PCT/US23/73125), a Kv7 activator and glutamate modulator (PCT/US23/73504), and a Kv7 activator and TDP-43 binder (PCT/US23/73491) were filed in August and September 2023. These applications are pending in the United States Receiving Office of the Patent Cooperation Treaty and all countries were designated for filing. The patent applications, if granted, will expire in August/September 2043, not including possible patent term extensions in countries where such extensions are available.
Troriluzole
We have a portfolio of patents and patent applications in the U.S. and foreign countries directed to prodrugs of riluzole, including, among others, U.S. Patent 10,485,791, issued November 26, 2019, which is directed to troriluzole and other prodrugs of riluzole. This patent expires in February 2036, not including possible patent term extensions. Ex-US counterparts to the ‘791 patent have been granted in Albania, Armenia, Austria, Australia, Azerbaijan, Belgium, Brazil, Bulgaria, Belarus, Canada, Switzerland, China, Cyprus, Czechia, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Hong Kong, Croatia, Hungary, India, Ireland, Israel, Italy, Japan, Kyrgyzstan, Kazakhstan, Lithuania, Luxembourg, Latvia, Monaco, North Macedonia, Macao, Malta, Mexico, Netherlands, Norway, Philippines, Poland, Portugal, Republic of Korea, Romania, Serbia, Russia, Sweden, Slovenia, Slovakia, Tajikistan, Turkmenistan, Turkey and South Africa, and a patent application is pending in Singapore. The ex-US patents and patent applications will expire in February 2036, not including possible patent term extensions in countries where such extensions are available. In addition, the use of these compounds for treating OCD, ALS, SCA, depression, Alzheimer’s Disease and other diseases are described and claimed in these patents and patent applications. These patent applications are subject to an agreement with ALS Biopharma and FCCDC. In addition, we have filed patent applications relating to drug product formulations containing troriluzole and methods of using the formulations to treat various diseases, including, for example, the use of troriluzole with immunotherapies to treat cancer, including among others U.S. Patent
11,400,155, issued August 2, 2022, which expires in May 2037, not including possible patent term extensions. Ex-US counterparts to the ‘155 patent have been granted in Albania, Austria, Australia, Belgium, Bulgaria, Switzerland, China, Cyprus, Czechia, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Hong Kong, Croatia, Hungary, Israel, Ireland, Italy, Japan, Republic of Korea, Lithuania, Luxembourg, Latvia, Mexico, Monaco, North Macedonia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Sweden, Slovenia, Slovakia and South Africa and patent applications are pending in Brazil, Canada, India, Philippines and Singapore. The ex-US patents and patent applications will expire in May 2037, not including possible patent term extensions in countries where such extensions are available. In addition, a patent application directed to the use of troriluzole for treating various SCA genotypes was filed in November 2018 (PCT/US18/60232) and national applications are pending in major jurisdictions with patents granted in Japan and Mexico. Another patent application directed to the treatment of SCA3 (PCT/US23/67326) was filed in May 2023 and is pending in the United States Receiving Office of the Patent Cooperation Treaty and all countries were designated for filing. These patents, if granted, will expire in 2038 through 2043, not including possible patent term extensions in countries where such extensions are available. Also, a patent application directed to the use of troriluzole for treating OCD was filed in June 2021 (PCT/US21/38789) and national applications are pending in major jurisdictions. These patents, if granted, will expire in 2041, not including possible patent term extensions in countries where such extensions are available. Another patent application directed to the treatment of glioblastoma (PCT/US23/69038) was filed June 26, 2023 and is pending in the United States Receiving Office of the Patent Cooperation Treaty and all PCT countries were designated for filing.
MoDEs Platform, ARMs, MATEs
In January 2021, we entered into a worldwide, exclusive license agreement with Yale University for the development and commercialization of a novel Molecular Degrader of Extracellular Protein (MoDEs) platform. The platform pertains to the clearance of disease-causing protein and other biomolecules by targeting them for lysosomal degradation using multi-functional molecules. The platform is differentiated from existing approaches in that it does not rely on ubiquitin ligases, and it allows for a broad range of targets to be degraded. The patent portfolio is directed to the composition of matter of bifunctional degraders and their use in degrading circulating proteins and treating diseases. U.S. Serial No. 17/046221, filed October 8, 2020, relates to bifunctional small molecules to target selective degradation of circulating proteins. Ex-US counterparts to the '221 application have been filed in China, European Union and Hong Kong and, if granted, will expire in April 2039, not including possible patent term extensions in countries where such extensions are available. U.S. Serial No. 17/768166, filed April 11, 2022, relates to bifunctional compounds as degraders of autoantibodies. Ex-US counterparts to the '166 application have been filed in the United Arab Emirates, Australia, Brazil, Canada, China, European Union, Israel, Japan, Republic of Korea, Mexico, Philippines, Saudi Arabia, Singapore, and South Africa and, if granted, will expire in October 2040, not including possible patent term extensions in countries where such extensions are available. U.S. Serial No. 17/046192, filed October 8, 2020 and issued as U.S. Patent No. 11,767,301 on September 26, 2023, relates to bifunctional molecules to degrade circulating proteins. Ex-US counterparts to the '192 application have been filed in the European Union and Hong Kong, and, if granted, will expire in April 2039, not including possible patent term extensions in countries where such extensions are available. U.S. Serial No. 17/768145, filed April 11, 2022 relates to engineered antibodies as molecular degraders through cellular receptors. Ex-US counterparts to the '145 application have been filed in the United Arab Emirates, Australia, Brazil, Canada, China, countries of the Eurasian Patent Organization, European Union, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Philippines, Saudi Arabia, South Africa and Singapore and, if granted, will expire in October 2040, not including possible patent term extensions in countries where such extensions are available. PCT/US2022/017319, which relates to targeted bifunctional degraders, was filed February 22, 2022, and national applications are pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in February 2042, not including possible patent term extensions in countries where such extensions are available. PCT/US2022/019658, which relates to bifunctional degraders of galactose deficient immunoglobulins, was filed March 10, 2022, and is pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in March 2042, not including possible patent term extensions in countries where such extensions are available. PCT/US2022/075527 and PCT/US2022/075535, filed August 26, 2022, which relate to difunctional degraders of pathogenic anti-β1ECII (the second extracellular loop of the β1 adrenergic receptor) autoantibodies, are pending in the United States Receiving Office of the Patent Cooperation Treaty and all countries were designated for filing.
We also acquired Kleo Pharmaceuticals, Inc. in January 2021. This acquisition included Kleo’s proprietary technology platforms which are modular in design and enable rapid generation of novel immunotherapies that can be optimized against specified biological targets and combined with existing cell- or antibody-based therapies. These include ARMs and MATEs, which complement the MoDEs technology licensed from Yale. U.S. Serial No. 17/769924, filed April 18, 2022, relates to directed conjugation technologies. Ex-US counterparts to the '924 application have been filed in the United Arab Emirates, Australia, Brazil, Canada, China, countries of the Eurasian Patent
Organization, European Union, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Philippines, Saudi Arabia, South Africa and Singapore and, if granted, will expire in November 2040, not including possible patent term extensions in countries where such extensions are available. U.S. Serial No. 17/912563, filed September 19, 2022, relates to technologies for treating COVID infections. Ex-US counterparts to the '563 application have been filed in the United Arab Emirates, Australia, Brazil, Canada, China, countries of the Eurasian Patent Organization, European Union, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Philippines, Saudi Arabia, South Africa and Singapore and, if granted, will expire in March 2041, not including possible patent term extensions in countries where such extensions are available. PCT/US2022/015390, which relates to technologies for preventing or treating infections, was filed February 6, 2022 and national applications are pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in February 2042, not including possible patent term extensions in countries where such extensions are available. PCT/US2022/029533, which relates to compositions including conjugated therapy enhancers, was filed May 17, 2022 and national applications are pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in May 2042, not including possible patent term extensions in countries where such extensions are available. PCT/US2022/029535, which relates to agents for directed conjugation techniques and conjugated products, was filed May 17, 2022 and national applications are pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in May 2042, not including possible patent term extensions in countries where such extensions are available. PCT/US2022/030070, which relates to antibody drug conjugates using MATE technology for delivering cytotoxic agents, was filed May 19, 2022 and national applications are pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in May 2042, not including possible patent term extensions in countries where such extensions are available.
TRPM3
In January 2022, we entered into an exclusive global license and research agreement to develop and commercialize TRPM3 antagonists to address the growing proportion of people worldwide living with chronic pain disorders. The TRPM3 antagonist platform was discovered at the Centre for Drug Design and Discovery (“CD3”) and the Laboratory of Ion Channel Research (“LICR”) at Katholieke Universiteit Leuven (KU Leuven). PCT/EP2021/082853, which relates to aryl derivatives for treating TRPM3 mediated disorders, was filed November 24, 2021 and national applications are pending in the United Arab Emirates, Australia, Brazil, Canada, China, countries of the Eurasian Patent Organization, European Union, Israel, India, Japan,

Republic of Korea, Mexico, New Zealand, Philippines, Saudi Arabia, South Africa, Singapore, Taiwan and the U.S. The patent applications, if granted, will expire in November 2041, not including possible patent term extensions in countries where such extensions are available. PCT/EP2021/082865, which relates to heterocycle derivatives for treating TRPM3 mediated disorders, was filed November 24, 2021 and national applications are pending in the United Arab Emirates, Australia, Brazil, Canada, China, Eurasia, European Union, Israel, Japan, Republic of Korea, Mexico, New Zealand, Philippines, Saudi Arabia, Singapore, Taiwan, South Africa and the U.S. The patent applications, if granted, will expire in November 2041, not including possible patent term extensions in countries where such extensions are available. U.S. Patent 9,194,863, issued November 24, 2015, which relates to screening methods for analgesic agents, has also been granted in Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, United Kingdom, Ireland, Italy, Netherlands and Sweden. The patents, will expire in May 2032, not including possible patent term extensions in countries where such extensions are available. In addition, seven PCT applications directed to various TRPM3 antagonist chemotypes were filed in May 2023 (PCT/EP2023/063992, PCT/EP2023/063994, PCT/EP2023/063996, PCT/EP2023/063997, PCT/US2023/067443, PCT/US2023/067446, PCT/US2023/067448). The patent applications, if granted, will expire in May 2043, not including possible patent term extensions in countries where such extensions are available.
Myostatin
In December 2021, we entered into a worldwide license agreement with Bristol Myers Squibb for the global development and commercialization rights to taldefgrobep alfa (BHV-2000), a novel, Phase 3-ready anti-myostatin adnectin. Myostatin is a natural protein that limits skeletal muscle growth, an important process in healthy muscular development.
U.S. Patent 8,853,154 issued October 7, 2014, U.S. Patent 8,933,199, issued January 13, 2015, U.S. Patent 8,993,265, issued March 31, 2015, U.S. Patent 9,493,546, issued November 15, 2016, U.S. Patent 9,662,373, issued May 30, 2017, U.S. Patent 10,245,302, issued April 2, 2019, U.S. Patent 10,406,212, issued September 10, 2019, and U.S. Patent 11,813,315, issued November 14, 2023, are directed to fibronectin based scaffold domain proteins that bind to myostatin. The U.S. patents expire in September 2033, not including possible patent term extensions. Ex-US counterparts to the U.S. patents have been granted in Argentina, Austria, Australia, Belgium, Bulgaria, Brazil, Canada, Switzerland, Chile, China, Colombia, Czechia, Germany, Denmark, Algeria, Egypt, Spain, Finland, France, United Kingdom, Greece, Hong Kong, Croatia, Hungary, Indonesia, Ireland, Israel, India, Italy, Japan, Republic of Korea, Lithuania, Morocco, Macao, Mexico, Malaysia, Netherlands, Norway, New Zealand, Peru, Philippines, Poland, Portugal, Romania, Serbia, Russia, Sweden, Singapore, Slovenia, Slovakia,
Thailand, Tunisia, Turkey, Taiwan, Uruguay, Venezuela, Vietnam and South Africa. The ex-US patents will expire in September 2033, not including possible patent term extensions in countries where such extensions are available. U.S. Serial No. 16/607688, filed May 3, 2018, relates to stable formulations fibronectin based scaffold domain proteins that bind to myostatin. Ex-US counterparts to the '688 application have been granted in Japan and are pending in Australia, Canada, China, European Union, Hong Kong, Israel, Republic of Korea, Mexico, Singapore and Taiwan. The ex-US patents and patent applications, if granted, will expire in May 2038, not including possible patent term extensions in countries where such extensions are available.
TYK2 / JAK1
In March 2023, we entered into an exclusive, worldwide (excluding People’s Republic of China and its territories and possessions) license agreement with Highlightll pursuant to which we obtained the right to research, develop, manufacture and commercialize Highlightll’s brain penetrant dual TYK2/JAK1 inhibitor program
U.S. Patent RE49834 (the “‘834 Patent”), having an issue date of February 13, 2024, is directed to BHV-8000 and will expire in September 2037, not including possible patent term extensions. Ex-U.S. counterparts to the ‘834 patent have been granted in Australia, European Union, Israel, Japan, Mexico, and New Zealand, and patent applications to the ‘834 patent are pending in Brazil, Canada, Eurasia, India, and Republic of Korea. The ex-U.S. patents and patent applications, if granted, will expire in September 2037, not including possible patent term extensions in countries where such extensions are available. In addition, PCT/CN2022/113807, filed August 22, 2022, which relate to methods of treating CNS disorders with dual TYK2/JAK1 inhibitors, is pending in the CNIPA Receiving Office of the Patent Cooperation Treaty and all countries were designated for filing. The patent applications, if granted, will expire in August 2042, not including possible patent term extensions in countries where such extensions are available.
Licensing and Other Agreements
In addition to our independent efforts to develop and market products, we enter into agreements such as licensing agreements, option-to-license agreements and strategic collaborations. The licensing and other agreements typically include, among other terms and conditions, non-refundable upfront license fees, option fees and option exercise payments, milestone payments and royalties. See Note 11, "License Agreements," to the Consolidated Financial Statements included in this report for additional information regarding our licenses and other agreements.
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
The clinical testing, manufacturing, labeling, storage, distribution, record keeping, advertising, promotion, import, export and marketing, among other things, of our product candidates are governed by extensive regulation by governmental authorities in the United States and other countries. The FDA, under the FDCA, regulates pharmaceutical products in the United States. The steps required before a drug may be approved for marketing in the United States generally include:
•nonclinical laboratory tests and animal tests conducted under Good Laboratory Practices ("GLP");
•the submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials commence;
•approval by an independent institutional review board ("IRB"), representing each clinical site before each clinical trial may be initiated;
•adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for each indication and conducted in accordance with Good Clinical Practices ("GCP");
•the preparation and submission to the FDA of an NDA;
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
Nonclinical and Human Clinical Trials in Support of an NDA
Nonclinical studies include laboratory evaluations of the product candidate, as well as in vitro and animal studies to gather information on the safety and efficacy of the product candidate. The conduct of nonclinical trials is subject to federal regulations and requirements including GLP regulations. The results of the nonclinical studies, together with manufacturing information and analytical data, among other things, are submitted to the FDA as part of the IND, which must become effective before clinical trials may be commenced. The IND will become effective automatically 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the trials as outlined in the IND prior to that time. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. The FDA may nevertheless initiate a clinical hold after the 30 days if, for example, a deficiency is found in the IND application.
Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified investigators in accordance with GCP requirements. Each clinical trial must be reviewed and approved by an IRB at each of the sites at which the trial will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.
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
A Phase 2/3 trial design, which we have used in our troriluzole development program, is often used in the development of pharmaceutical and biological products. The trial includes Phase 2 elements, such as an early interim analysis of safety or activity, and Phase 3 elements, such as larger patient populations with less restrictive enrollment criteria. An early interim analysis of clinical or physiologic activity and/or safety allows the study to be stopped, changed or continued before a large number of patients have been enrolled, while still allowing all data from enrolled patients to count in the analysis used to support approval.
Submission and Review of an NDA
The results of nonclinical studies and clinical trials, together with detailed information on the product's manufacture, composition, quality, controls and proposed labeling, among other things, are submitted to the FDA in the form of an NDA, requesting approval to market the product. The application must be accompanied by a significant user fee payment, which typically increases annually, although waivers may be granted in limited cases. The FDA has substantial discretion in the approval process and may refuse to accept an application if they determine that the data are insufficient for approval and require additional nonclinical, clinical or other studies.
Once an NDA has been accepted for filing, which occurs, if at all, 60 days after submission, the FDA sets a user fee goal date that informs the applicant of the specific date by which the FDA intends to complete its review. A standard review typically takes 10 months from the date that the application is accepted for filing by the FDA and a priority review typically takes 6 months from the date that the application is accepted by the FDA for filing. The review process can be extended by FDA requests for additional information or clarification. The FDA reviews NDAs to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product's identity, strength, quality and purity. Before approving an NDA, the FDA typically will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities comply with cGMPs. Additionally, the FDA will typically inspect one or more clinical trial sites, as well as the Sponsor of the NDA, for compliance with GCP and integrity of the data supporting safety and efficacy.
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
The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-
label uses may be subject to significant liability, including investigation by federal and state authorities.
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
European Union
A typical route used by innovator companies to obtain marketing authorization of pharmaceutical products in the EU is through the “centralized procedure.” A company seeking to market an innovative pharmaceutical product through the centralized procedure must file a complete set of safety data and efficacy data as part of a MAA with the EMA. After the EMA evaluates the MAA, it provides a recommendation to the European Commission ("EC") and the EC then approves or denies the MAA. Regulatory approval via the centralized procedure results in a marketing authorization for the innovative pharmaceutical product in each EU member state. It is also possible for new chemical products to obtain marketing authorization in the EU through a “mutual recognition procedure,” in which an application is made to a single member state, and if the member state approves the pharmaceutical product under a national procedure, then the applicant may submit that approval to the mutual recognition procedure of some or all other member states. After obtaining marketing authorization approval, a company must obtain pricing and reimbursement for the pharmaceutical product, which is typically subject to member state law. In certain EU countries, this process can take place simultaneously while the product is marketed but in other EU countries, this process must be completed before the company can market the new product. The pricing and reimbursement procedure can take months and sometimes years to complete. Throughout the EU, all products for which marketing authorizations have been filed after October/November 2005 are subject to an “8+2+1” regime. Eight years after the innovator has received its first community authorization for a medicinal product, a generic company may file a MAA for that product with the health authorities. If the MAA is approved, the generic company may not commercialize the product until after either 10 or 11 years have elapsed from the initial marketing authorization granted to the innovator. The possible extension to 11 years is available if the innovator, during the first eight years of the marketing authorization, obtains an additional indication that is of significant clinical benefit in comparison with existing treatments. For products that were filed prior to October/November 2005, there is a 10-year period of data protection under the centralized procedures and a period of either six or 10 years under the mutual recognition procedure (depending on the member state). In contrast to the U.S., patents in the EU are not listed with regulatory authorities. Generic versions of pharmaceutical products can be approved after data protection expires, regardless of whether the innovator holds patents covering its drug. Thus, it is possible that an innovator may be seeking to enforce its patents against a generic competitor that is already marketing its product. Also, the European patent system has an opposition procedure in which generic manufacturers may challenge the validity of patents covering innovator products within nine months of grant. In general, EU law treats chemically-synthesized drugs and biologically-derived drugs the same with respect to intellectual property and data protection. In addition to the relevant legislation and annexes related to biologic medicinal products, the EMA has issued guidelines that outline the additional information to be provided for biosimilar products, also known as generic biologics, in order to review an application for marketing approval.
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
In China, medicines of new chemical entities are generally afforded six years of data exclusivity for approved indications and dosage. Generic copies can receive regulatory approval after data exclusivity and patent expirations.
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
In South Korea, medicines of new chemical entities are generally afforded six years of data exclusivity for first approved indications and dosage. Generic copies can receive regulatory approval after data exclusivity and patent expirations.
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
Coverage, Reimbursement and Pricing
Challenges exist that pertain to the coverage and reimbursement status of any products for which regulatory approval is sought. In the United States and foreign markets, sales of any products that receive regulatory approval for commercial sale will depend, in part, on the availability of coverage and the adequacy of reimbursement from third-party payors. Third-party payors include government authorities, such as Medicare and Medicaid, and private entities, such as managed care organizations, private health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. The latter is often informed by entities such as the Institute for Clinical and Economic Review ("ICER") which provides a reimbursement rate based on a multifactorial value assessment. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Typically, patients must "step through," or fail less expensive therapies such as generics in order to be prescribed a branded therapy. Moreover, a third-party payor's decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. For example, the payor's reimbursement payment rate may not be adequate or may require patient co-payments that patients find unacceptably high. Additionally, coverage and reimbursement for products can differ significantly from one payor system to the next. Private payor systems set reimbursement policy in accordance with their particular model. For example, some payor systems mandate value based pricing wherein a particular price point is premised upon achieving a particular goal. These can include an improvement in patients’ clinical course (therapeutic effectiveness), or reductions in drug and health care utilization and cost. Thus a third-party payor's decision to cover a particular product does not ensure that other payors will also provide the same level of coverage for the product, or will provide coverage at an adequate reimbursement rate. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
Third-party payors require evidence of value that are supplemental to the regulatory mandates of safety and efficacy in order to support a particular price. To obtain coverage and reimbursement for any product that might be approved for sale, there is often a need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity (based on evidence of disease burden and unmet need) and cost-effectiveness of the therapy. As mentioned, the ICER evidence review mandates such information. These studies will be in addition to the studies required to obtain regulatory approvals. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, they may deem a subpopulation of eligible patients based on greater unmet need as eligible for reimbursement. Thus, obtaining and maintaining reimbursement status can be time-consuming and costly. However, drug developers accept these requirements as a condition of reimbursement, analogous to their acceptance of the level of evidence needed to obtain regulatory approval.
The U.S. and foreign governments regularly consider reform measures that affect health care coverage and costs. For example, the U.S. and particularly state legislatures have implemented cost containment programs that include price controls, restrictions on reimbursement and "first use" of generic products prior to access to branded prescriptions. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act ("collectively, the ACA") contains provisions such as increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies' share of sales to federal health care programs. The Centers for Medicare and Medicaid Services ("CMS") may develop new payment and delivery models, such as bundled payment models. For example, the U.S. Department of Health and Human Services ("HHS") moved 41% of Medicare fee-for-service payments to alternative payment models ("APMs") tied to the quality or value of services by the end of 2018. HHS had set a goal of moving 50% of such Medicare payments into these alternative payment models by the end of 2018, but in 2019, this performance goal was discontinued and replaced it with a new developmental goal to increase the percentage of Medicare health care dollars tied to APMs incorporating downside risk, with a target of 40% for fiscal year 2021. These constitute significant challenges, which are analogous to the regulatory hurdles in many aspects and drug developers acknowledge these challenges as the path to providing safe and effective therapies to the patients that require them.
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
•a Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
•requirements to report certain financial arrangements with physicians and certain others, including reporting “transfers of value” made or distributed to prescribers and other healthcare providers and reporting investment interests;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
•a methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
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
Further, there have been several Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion. The previous administration released a "Blueprint" to lower drug prices and reduce out-of-pocket costs of drugs. HHS solicited feedback on some of these measures and, concurrently, implemented others under its existing authority. President Biden continues to push for reforms that would address the high cost of drugs. In response to an Executive Order from President Biden, the Secretary of HHS issued a comprehensive plan for addressing high drug prices that describes a number of legislative approaches and identifies administrative tools to address the high cost of drugs. Democrats included drug pricing reform provisions reflecting elements of the plan in a broader spending package in late 2021—such as capping Medicare Part D patients’ out-of-pocket costs, establishing penalties for drug prices that increase faster than inflation in Medicare, and authorizing the federal government to negotiate prices on certain select, high-cost drugs under Medicare Parts B and D. While a number of these and other proposed measures would require authorization through additional legislation to become effective, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which included, among other things, a provision allowing Medicare to negotiate drug prices directly with pharmaceutical manufacturers.
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
At the management level, we have implemented a cross-functional Sustainability Working Group, which meets on a regular basis and reports to the Board of Directors periodically. We also maintain a Chief Talent & Sustainability Officer position who works closely with the working group and coordinate efforts related to the advancement of ESG capabilities across the organization.
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
Externally, we strive to reduce the overall impact of our product on the environment by taking steps to enhance the sustainability of our manufacturing processes for our drug substances.
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
Development and continuous feedback are priorities for our organization, which was comprised of 239 employees as of December 31, 2023. We believe each person is critical to our success and we invest in our people by supporting continuous training programs and courses. We encourage each employee to engage with their manager in developmental discussions designed to focus on feedback rather than a rating.
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
We strive to provide an inclusive workplace to foster growth and innovation. Our efforts to achieve gender diversity in the workforce are evidenced by a workforce that is approximately 57% female and includes a robust group of female leaders in the scientific and associated fields.
Biohaven engages in forward-thinking people policies to allow for our employees to thrive in our workforce. Regular attendance at an office is only required of our lab professionals, allowing over 50% of our workforce to work remotely full-time. Our vacation policy is unlimited and is aimed at giving employees the ability to achieve work/life balance in a way that is bespoke to their circumstances.
Information about Segments
We currently operate in a single business segment developing a portfolio of treatments in therapeutic areas including neuroscience, immunology and oncology. See additional information in our financial statements contained in Part II, Item 8 of this Annual Report.
Corporate Information
We are a business company limited by shares organized under the laws of the British Virgin Islands. Our registered office is located at P.O. Box 173, Road Town, Tortola, British Virgin Islands and our telephone number is +1 (284) 852-3000. Our U.S. subsidiary's office is located at 215 Church Street, New Haven, Connecticut 06510 and telephone number is (203) 404-0410. Our website address is www.biohaven.com. The information contained on our website is not incorporated by reference into this Annual Report, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report or in making an investment decision regarding our common shares. On September 16, 2022, the Company changed its name from “Biohaven Research Ltd.” to “Biohaven Ltd.”
Available Information
Our internet website address is www.biohaven.com. In addition to the information about us and our subsidiaries contained in this Annual Report, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report.
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
•Our business and operations may be materially adversely affected in the event of computer system failures or security breaches.
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
We were incorporated on May 2, 2022 as a direct, wholly-owned subsidiary of the Former Parent. Our operations to date have been largely focused on organizing and staffing, raising capital and in-licensing the rights to, and advancing the development of, our product candidates, including conducting preclinical studies and clinical trials. We have not yet demonstrated an ability to obtain marketing approvals for any product candidates, manufacture products on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.
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
We have incurred significant operating losses since our inception as a business of the Former Parent and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
Since our inception as a business of the Former Parent, we have incurred significant operating losses. Our net loss was $408.2 million, $570.3 million and $213.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates has been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur have in the past and may in the future fluctuate significantly from quarter to quarter and year to year. Our expenses have increased, and we anticipate that our expenses will further increase substantially as we:
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
Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of the Company also could cause you to lose all or part of your investment.
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
As of December 31, 2023, we had cash, cash equivalents and marketable securities of $381.8 million, excluding restricted cash of $3.7 million. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating expenses, financial commitments and other cash requirements for at least 12 months from the date of filing of this report. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:
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

We will require additional capital to complete our planned clinical development programs for our current product candidates to seek regulatory approval. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Any additional capital-raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future product candidates, if approved.
In addition, we cannot guarantee that future financing will be available on a timely basis, in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities by us, whether equity or debt, or the market perception that such issuances are likely to occur, could cause the market price of our common shares to decline. As a result, we may not be able to access the capital markets as frequently as comparable companies. If we are unable to obtain funding on a timely basis on acceptable terms, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates, if approved, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired.
Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our intellectual property or future revenue streams.
Until such time as we can generate substantial product revenue, if ever, we expect to finance our operations through a combination of equity offerings, debt financings and license and development agreements in connection with any future collaborations. We do not have any committed external source of funds. In the event we seek additional funds, we may raise additional capital through the sale of equity securities, including through our "at-the-market" equity program, or convertible debt securities. In such an event, our existing shareholders may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the holders of our common shares. Debt financing, if available, could result in increased fixed payment obligations and may involve agreements that include restrictive covenants, such as limitations on our ability to incur additional debt, make capital expenditures, acquire, sell or license intellectual property rights or declare dividends, and other operating restrictions that could hurt our ability to conduct our business.
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
Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We do not have any products that have received regulatory approval, and therefore we have never generated any revenue from product sales, and we may never be able to develop product candidates that receive regulatory approval or are successfully commercialized after regulatory approval is received. Consequently, the revenue-generating potential of our business is unproven and uncertain. We expect that a substantial portion of our efforts and expenses over the next few years will be devoted to the development of our product candidates; specifically, completion of our Phase 3 clinical trials of troriluzole in OCD, execution of clinical trials for BHV-7000, including Phase 2/3 studies in epilepsy and bipolar disorder and a Phase 2 study in MDD, completion of a Phase 2/3 clinical trial of troriluzole in glioblastoma, execution of clinical trials for BHV-2000, including a Phase 3 clinical trial in SMA and a Phase 2 clinical trial in metabolic disorders, initiation of a Phase 1 clinical trial for BHV-1300 in immune mediated diseases, and initiation of a Phase 2/3 clinical trial for BHV-8000 in Parkinson's Disease. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of these product candidates. We cannot be certain that we will be able to submit a new drug application (“NDA”), biologics license application (“BLA”) or comparable applications in other jurisdictions for any of our product candidates within the timeframes we expect, or that any NDA, BLA or similar application we submit will be accepted by the FDA or comparable foreign regulators for filing in a timely manner or at all. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. The success of our product candidates will depend on various factors, including:
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
For example, in September 2021, we reported negative topline results from our Phase 3 clinical trial evaluating verdiperstat compared to placebo for the treatment of participants with MSA. In September 2022, we reported negative topline results from the Phase 2/3 HEALEY ALS Platform trial evaluating verdiperstat compared to placebo for the treatment of participants with ALS. At this time, we have no plans to continue development of verdiperstat in ALS, and we are evaluating whether or not to pursue any additional clinical trials evaluating verdiperstat in other disease indications.
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
Because we in-licensed some of our investigational agents from other companies, including BHV-2000 from BMS and BHV-5000, we were not involved in and had no control over the preclinical and clinical development of these product candidates prior to entering into these in-license agreements. In addition, we are relying on the other companies from which we licensed our investigational agents to have conducted such research and development in accordance with the applicable protocol, legal, regulatory and scientific standards, accurately reported the results of all clinical trials conducted prior to our acquisition of the applicable product candidate, and correctly collected and interpreted the data from these studies and trials. To the extent any of these has not occurred, our expected development time and costs may be increased, which could adversely affect our prospects for marketing approval of, and receiving any future revenue from, these product candidates.
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
In addition, in our Phase 3 clinical trial ("Study BHV4157-206") evaluating the efficacy and safety of troriluzole in adult patients with SCA, the primary endpoint, change from baseline to week 48 on the modified SARA scale, did not reach statistical significance in the overall SCA population as there was less than expected disease progression over the course of the study. Post-hoc analysis of efficacy measures by genotype suggests a treatment effect in patients with the SCA Type 3 ("SCA3") genotype. There is substantial risk that the FDA, EMA, NMPA or the applicable foreign regulatory agency may disagree with the interpretation of our data, and there can be no assurance that any such regulatory agency will find the data sufficient to support approval, or that we will not be required to conduct additional testing on the safety and efficacy of troriluzole.
In May 2023, we presented further analysis of Study BHV4157-206 by prespecified genotype strata that revealed consistent treatment effects of troriluzole in SCA3, which represented 41% of study participants. These results were further supported by consistent results across the range of secondary and exploratory endpoints assessed in the SCA3 subgroup. In July 2023, the FDA informed us that it would not review the recently submitted NDA application for troriluzole given that the study's primary endpoint was not met and thus, would not permit a substantive review. In October, 2023, the EMA informed us that our MAA for troriluzole (Dazluma) in the treatment of SCA has been validated and is now under review by EMA's CHMP.
We generally plan to seek regulatory approval to commercialize our product candidates in the United States, the EU and other key global markets, which requires compliance with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing and distribution of our product candidates. Even if we are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdiction. Failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval elsewhere. If we fail to obtain approval in any jurisdiction, the geographic market for our product candidates could be limited.
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
For example, in September 2021 we reported negative topline results from a Phase 3 clinical trial to evaluate the efficacy and safety of verdiperstat in participants with MSA. Results of the trial showed that verdiperstat did not statistically differentiate from placebo on the prespecified primary efficacy measure, nor on the key secondary efficacy measures. In September 2022, we reported negative topline results from the Phase 2/3 HEALEY ALS Platform trial evaluating verdiperstat compared to placebo for the treatment of participants with ALS. At this time, we do not have plans to pursue any additional clinical trials evaluating verdiperstat in ALS, but we are evaluating its potential in other disease indications.
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
If serious adverse events or other undesirable side effects are identified during the use of our product candidates in trials, it may adversely affect our development of such product candidates.
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
Factors that may affect our ability to commercialize our product candidates on our own include: recruiting and retaining adequate numbers of effective sales and marketing personnel, obtaining access to or persuading adequate numbers of physicians to prescribe our product candidates, and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization requires significant investment, is time-consuming and could delay the launch of our product candidates. We may not be able to build an effective sales and marketing organization in the United States, the EU or other key global markets. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may have difficulties generating revenue from such product candidates or be able to achieve or sustain profitability.
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
Biopharmaceutical product development is highly competitive and subject to rapid and significant technological advancements. Our success is highly dependent upon our ability to in-license, acquire, develop and obtain regulatory approval for new and innovative products on a cost-effective basis and to market them successfully. In doing so, we face and will continue to face intense competition from a variety of businesses, including large, fully integrated, well-established pharmaceutical companies who already possess a large share of the market, specialty pharmaceutical and biopharmaceutical companies, academic institutions, government agencies and other private and public research institutions in the United States, the EU and other jurisdictions.
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
The availability and adequacy of coverage and reimbursement by governmental healthcare programs, such as Medicare and Medicaid, private health insurers and other third-party payors, are essential for most patients to be able to afford products such as our product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by third-party payors will have an effect on our ability to successfully commercialize our product candidates, if approved, and attract additional collaboration partners to invest in the development of our product candidates. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and adequate reimbursement in the United States, the EU or elsewhere will be available for any product that we may develop, and any reimbursement that becomes available may be decreased or eliminated in the future.
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
The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The U.S. Federal Food, Drug, and Cosmetic Act (the “FDCA”) provides a period of five years of non-patent exclusivity for a new drug containing a new chemical element (“NCE”). Specifically, in cases where such exclusivity has been granted, an ANDA may not be submitted to the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference listed drug.
While we believe that troriluzole, a prodrug of riluzole will be treated as an NCE under current FDA interpretations and, therefore, if approved, should be afforded five years of data exclusivity, the FDA may disagree with that conclusion and may approve generic products after a period that is less than five years. Manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.
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
We have historically conducted, and we intend to continue to conduct our clinical trials using our own clinical resources, while also leveraging expertise and assistance from medical institutions, clinical investigators, contract laboratories and other third parties, such as contract research organizations as appropriate. We are reliant upon such third parties to assist us in conducting GCP-compliant clinical trials on our product candidates properly and on time, and may not currently have all of the necessary contractual relationships in place to do so. Once we have established contractual relationships with such third-parties, we will have only limited control over their actual performance of these activities.
We and our CROs and other vendors are required to comply with cGMP, GCP and good laboratory practices (“GLP”), which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EU and any comparable foreign regulatory authorities for all of our product candidates in preclinical and clinical development. Regulatory authorities enforce these regulations through periodic inspections of trial sponsors, principal investigators, clinical trial sites and other contractors. Although we rely on CROs to conduct any current or planned GLP-compliant preclinical studies and GCP-compliant clinical trials and have limited influence over their actual performance, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or any of our CROs or vendors fail to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, the EMA or any comparable foreign regulatory agency may require us to perform additional preclinical studies and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory agency, such regulatory agency will determine that all of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced under cGMP requirements. Our failure to comply with these requirements may require us to repeat clinical trials, which would delay the regulatory approval process.
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
In the United States, the EU, and other foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together, the "ACA") was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers.
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
Further, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in May 2019, CMS finalized a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. However, this rule was struck down by a federal court before it went into effect. Although some of these and other proposals will require authorization through additional legislation to become effective, members of Congress and the Biden Administration have stated that they will continue to seek new legislative and administrative measures to control drug costs. In response to an Executive Order from President Biden, the Secretary of HHS issued a comprehensive plan for addressing high drug prices that describes a number of legislative approaches and identifies administrative tools to address the high cost of drugs. In late 2021, Democrats included drug pricing reform provisions reflecting elements of the plan in a broader spending package—such as capping Medicare Part D patients’ out-of-pocket costs, establishing penalties for drug prices that increase faster than inflation in Medicare, and authorizing the federal government to negotiate prices on certain select, high-cost drugs under Medicare Parts B and D. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.
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

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize any of our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize any products for which we obtain marketing approval. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.
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
We have obtained orphan drug designation in the United States for troriluzole in SCA and for taldefgrobep alfa in SMA and in the EU for taldefgrobep alfa in SMA. We may seek orphan drug designation for other product candidates in the future. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.
Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for the same indication during that time period. The applicable period is seven years in the United States and ten years in the EU. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.
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
Changes to legislation or regulations in the British Virgin Islands could lead to increased costs for us to comply with additional regulatory and reporting requirements.
As the global regulatory and tax environment evolves, we may be subject to new or different statutory and regulatory requirements. For example, on January 1, 2019, the Economic Substance (Companies and Limited Partnerships) Act, 2018 of the British Virgin Islands (the “Economic Substance Act”) came into force and was amended on October 1, 2019 and June 29, 2021 and remains subject to further amendments, additional regulations and guidance on interpretation from the regulator. We strive to conduct our business in a manner that is in compliance with the Economic Substance Act. However, the imposition of additional requirements due to further amendments, additional regulations or new guidance on interpretation of these laws may create additional costs that may be borne by us or otherwise affect our management and operation.
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
Market exclusivity can also be influenced by regulatory data protection (“RDP”). Many developed countries provide certain non-patent incentives for the development of medicines. For example, in the U.S., the EU, the United Kingdom, Japan, and certain other countries, RDP intellectual property rights are offered to: (i) provide a time period of data protection during which a generic company is not allowed to rely on the innovator’s data in seeking approval; (ii) restore patent term lost during drug development and approval; and (iii) provide incentives for research on medicines for rare diseases, or orphan drugs, and on medicines useful in treating pediatric patients. These incentives can extend the market exclusivity period on a product beyond the patent term.
Product Exclusivity – United States
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
Biologic products
The U.S. healthcare legislation enacted in 2010 created an approval pathway for biosimilar versions of innovative biological products that did not previously exist. Prior to that time, innovative biologics had essentially unlimited regulatory exclusivity. Under the new regulatory mechanism, the FDA can approve products that are similar to (but not generic copies of) innovative biologics on the basis of less extensive data than is required by a full Biologics License Application

("BLA"). After an innovator has marketed its product for four years, any manufacturer may file an application for approval of a “biosimilar” version of the innovator product. However, although an application for approval of a biosimilar version may be filed four years after approval of the innovator product, qualified innovative biological products will receive 12 years of regulatory exclusivity, meaning that the FDA may not approve a biosimilar version until 12 years after the innovative biological product was first approved by the FDA. The law also provides a mechanism for innovators to enforce the patents that protect innovative biological products and for biosimilar applicants to challenge the patents. Such patent litigation may begin as early as four years after the innovative biological product is first approved by the FDA.
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
Foreign Regulation
In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Although many of the issues discussed above with respect to the United States apply similarly in the context of the EU and other geographies, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.
European Union
A typical route used by innovator companies to obtain marketing authorization of pharmaceutical products in the EU is through the “centralized procedure.” A company seeking to market an innovative pharmaceutical product through the centralized procedure must file a complete set of safety data and efficacy data as part of a MAA with the EMA. After the
EMA evaluates the MAA, it provides a recommendation to the EC and the EC then approves or denies the MAA. It is also possible for new chemical products to obtain marketing authorization in the EU through a “mutual recognition procedure,” in which an application is made to a single member state, and if the member state approves the pharmaceutical product under a national procedure, then the applicant may submit that approval to the mutual recognition procedure of some or all other member states. After obtaining marketing authorization approval, a company must obtain pricing and reimbursement for the pharmaceutical product, which is typically subject to member state law. In certain EU countries, this process can take place simultaneously while the product is marketed but in other EU countries, this process must be completed before the company can market the new product. The pricing and reimbursement procedure can take months and sometimes years to complete. Throughout the EU, all products for which marketing authorizations have been filed after October/November 2005 are subject to an “8+2+1” regime. Eight years after the innovator has received its first community authorization for a medicinal product, a generic company may file a MAA for that product with the health authorities. If the MAA is approved, the generic company may not commercialize the product until after either 10 or 11 years have elapsed from the initial marketing authorization granted to the innovator. The possible extension to 11 years is available if the innovator, during the first eight years of the marketing authorization, obtains an additional indication that is of significant clinical benefit in comparison with existing treatments. For products that were filed prior to October/November 2005, there is a 10-year period of data protection under the centralized procedures and a period of either six or 10 years under the mutual recognition procedure (depending on the member state). In contrast to the U.S., patents in the EU are not listed with regulatory authorities. Generic versions of pharmaceutical products can be approved after data protection expires, regardless of whether the innovator holds patents covering its drug. Thus, it is possible that an innovator may be seeking to enforce its patents against a generic competitor that is already marketing its product. Also, the European patent system has an opposition procedure in which generic manufacturers may challenge the validity of patents covering innovator products within nine months of grant. In general, EU law treats chemically-synthesized drugs and biologically-derived drugs the same with respect to intellectual property and data protection. In addition to the relevant legislation and annexes related to biologic medicinal products, the EMA has issued guidelines that outline the additional information to be provided for biosimilar products, also known as generic biologics, in order to review an application for marketing approval.
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
Rest of the World
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
We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business, including, for example, an agreement with ALS Biopharma and Fox Chase Chemical Diversity Center, Inc., pursuant to which we were assigned intellectual property rights relating to troriluzole, a license agreement with Yale University, pursuant to which we were granted certain patent rights to develop and commercialize riluzole-based products, another license agreement with Yale University pursuant to which we acquired exclusive, worldwide rights to Yale's intellectual property directed to its MoDE platform, a license agreement with Highlightll, pursuant to which we were granted exclusive rights to develop and commercialize Highlightll’s brain penetrant dual TYK2/JAK1 inhibitor program, a license agreement with Bristol-Myers Squibb, pursuant to which we were granted exclusive rights to develop and commercialize taldefgrobep alfa, license agreements with AstraZeneca, pursuant to which we were granted exclusive licenses relating to BHV-5500 and verdiperstat, a license agreement with AstraZeneca, pursuant to which we were granted an exclusive license to BHV-2200, and a license agreement with KU Leuven, pursuant to which we were granted an exclusive license to develop and commercialize the TRPM3 antagonist platform. We may enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations, such as non-compete periods for certain collaboration targets and rights of first negotiation for development of certain programs. Typically, in our licenses, we have control over the filing, prosecution, maintenance and enforcement of the licensed intellectual property. However, in some cases, we do not control prosecution of the licensed intellectual property, or do not have the first right to enforce such intellectual property. In those cases, we may not be able to adequately influence patent prosecution or enforcement, or prevent inadvertent lapses of coverage due to failure to pay maintenance fees.
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
Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the EU. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process, subject to a statutory maximum of fourteen (14) years from the regulatory approval and an additional six months of pediatric exclusivity if available. Similar regulations regarding patent term extensions, or supplementary protection certificates, are available in some countries such as the EU, United Kingdom, Japan and Korea.
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
In addition to claims of infringement made by third parties against us, we have in the past and may again in the future file claims of infringement and/or trade secret misappropriation against third parties who infringe, or misappropriate, our patents and/or trade secrets or those of our licensors. This can occur as a counter claim in an infringement suit against us or as a direct claim against the third party. Our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable or claims challenging the scope of the intellectual property rights we own or control. The outcome following legal assertions of invalidity and unenforceability is unpredictable.
During the course of any intellectual property litigation, there could be public announcements of the results of hearings, rulings on motions or other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our product candidates, programs or intellectual property could be diminished and the market price of our common stock could decline. Such announcements could also harm our reputation or the market for our future products, which could have a material adverse effect on our business.
We are subject to other risks relating to our intellectual property.
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
Our future profitability will depend, in part, on our ability to commercialize our product candidates in markets outside of the United States and the EU. If we commercialize our product candidates in foreign markets, we will be subject to additional risks and uncertainties, including:
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
Despite the implementation of security measures, our internal computer systems, and those of our CROs, CMOs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyberattacks, natural disasters, fire, terrorism, war and telecommunication and electrical failures. If such an event were to occur and interrupt our operations, it could result in a material disruption of our development programs. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Although we have not experienced a material security breach or disruption to date, we may experience a material security breach or disruption in the future in the event such security breach or disruption results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including individually identifiable health information or the personal data of employees or former employees, access to our clinical data or disruption of the manufacturing process. We are also vulnerable to cybersecurity incidents through cyberattacks by hackers, user error, phishing scams or other malfeasance, as well as cybersecurity incidents involving our employees, business partners, collaborators or other third parties. This type of breach of our cybersecurity may compromise our confidential information or our financial information and adversely affect our business, reputation, financial condition, results of operations or result in legal proceedings.
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
Various U.S. states and other governmental authorities around the world have imposed or are considering similar types of laws and regulations, data breach reporting and penalties for non-compliance and increasing security requirements. These laws and regulations are broad in scope and are subject to evolving interpretation and we have in the past been, and in the future could be, required to incur substantial costs to monitor compliance or to alter our practices. Moreover, these new laws and regulations could diverge and conflict with each other in certain respects. As new privacy-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance and reporting obligations in the case of data breaches, have increased and may further increase.
Laws and regulations governing our international operations may preclude us from developing, manufacturing and selling certain product candidates and products outside of the United States and require us to develop and implement costly compliance programs.
As we expand our operations outside of the United States, we will be required to dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. We are subject to U.S. laws governing international business activities, including U.S. economic sanctions, export controls and anti-corruption laws, including the Foreign Corrupt Practices Act (the "FCPA"), compliance with which is expensive and difficult, particularly in countries in which corruption is a recognized problem. As a result, these laws may preclude us from developing, manufacturing or selling certain product candidates outside of the United States, which could limit our growth potential and increase our development costs. If our employees or agents violate our policies or we fail to maintain adequate record keeping and internal accounting practices to accurately record our transactions, we may be subject to regulatory sanctions. The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Violations of U.S. economic sanctions, export controls and anti-corruption laws, or allegations of such acts, could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and nonmonetary penalties and could cause us to incur significant legal and investigatory fees which could adversely affect our business, consolidated financial condition and results of operations.
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
Our common shares began trading on the NYSE on October 4, 2022. Although trading in our common shares has developed, we cannot assure you that an active trading market will be sustained or that any trading market will continue to be liquid. If an active market for our common shares is not sustained, it may be difficult for our shareholders to sell shares without depressing the market price for the shares or to sell their shares at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling our common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.
The trading price of our common shares has in the past been and could in the future be volatile and fluctuate due to factors beyond our control, and purchasers of our common shares could incur substantial losses.
Our share price has in the past been and could in the future be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our shareholders and investors may not be able to sell their common shares at or above the price paid for the shares. The market price for our common shares may be influenced by many factors, including:
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
•announcements relating to our arrangements with strategic partners;
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
The trading market for our common shares will depend in part on the research and reports that securities or industry analysts publish about us or our business. Equity research analysts may elect not to initiate, and our current equity research analysts may not elect to continue to provide research coverage of our common shares, and such lack of research coverage may adversely affect the market price of our common shares. Even if we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our shares could decline if one or more equity research analysts downgrade our shares or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our shares could decrease, which in turn could cause our share price or trading volume to decline.
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
Sales of substantially all of our common shares in the public market, or the perception that these sales might occur, could depress the market price of our common shares and could impair our ability to raise capital through the sale of additional equity securities. Substantially all of our common shares are freely tradable, without restrictions or further registration under the Securities Act, subject to certain restrictions applicable to shares held by our affiliates as defined in Rule 144 under the Securities Act.
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
Effective December 31, 2023, we are a large accelerated filer and no longer qualify as a smaller reporting company or emerging growth company, which will increase our costs and demands on management.
Based on the Company’s public float as of June 30, 2023, we became a “large accelerated filer” and lost “emerging growth company” status on December 31, 2023. Additionally, due to the Company’s public float as of June 30, 2023, we no longer qualify as a “smaller reporting company.” However, we are not required to reflect the change in our “smaller reporting company” status, or comply with the associated increased disclosure obligations, until our quarterly report for the three-month period ended March 31, 2024. Due to this upcoming transition, we are devoting significant time and efforts to implement and comply with the additional standards, rules and regulations that will apply to us upon becoming a large accelerated filer and losing our smaller reporting company and emerging growth company status, diverting such time from the day-to-day conduct of our business operations. Compliance with the additional requirements of being a large accelerated filer have increased our legal, accounting and financial compliance costs as of year-end, and these costs will continue to increase. These requirements include, but are not limited to:
•compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•compliance with any requirement that is adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;
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
•A shareholder of the company may bring an action against the company for breach of duty owed to him or her as a shareholder. This would typically be relevant in a situation where a shareholder is aggrieved by the company for breach of an entitlement or right under the company’s memorandum and articles of association.
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
•A shareholder may, in certain circumstances, apply for liquidators to be appointed over the affairs of a company under the BVI’s Insolvency Act 2003 (as amended) (the “BVI Insolvency Act”). Shareholders can also by resolution appoint a liquidator of a BVI business company under the BVI Act if the company is solvent or under the BVI Insolvency Act if the company is insolvent.
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
(2) the resolution of issues arising from any future tax audits with various tax authorities; (3) changes in the valuation of our deferred tax assets and liabilities; (4) our ability to use net operating loss carryforwards to offset future taxable income and any adjustments to the amount of the net operating loss carryforwards we can utilize; and (5) changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles. We may also become subject to income, withholding or other taxes in jurisdictions by reason of our activities and operations, and it is possible that taxing authorities in such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Since 2017, the G20/OECD Inclusive Framework has been working on addressing the tax challenges arising from the digitalization of the economy and has proposed a two-pillar tax approach with pillar one referring to the re-allocation of taxing rights, addressing issues such as where tax should be paid and on what basis (i.e., where sustained and significant business is conducted, regardless of a physical presence), and pillar two ensuring a minimum tax to be paid by multinational enterprises. We are unable to predict when and how the Inclusive Framework agreement will be enacted into law in the countries in which we operate, and it is possible that the implementation of the Inclusive Framework agreement, including the global minimum corporate tax rate, could have a material effect on our liability for corporate taxes and our consolidated effective tax rate when we fall into the scope of the rules.
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

Although we believe our common shares should not currently be stock of a PFIC for U.S. federal income tax purposes and do not expect to become a PFIC in the foreseeable future, we cannot provide any assurances regarding our PFIC status for any current or future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies which in some circumstances are unclear and subject to varying interpretation. In particular, the determination of whether we are a PFIC and the characterization of our assets as active or passive may depend in part on (i) our current and intended future business plans which are subject to change, and (ii) the application of certain “look-through” rules. For our current and future taxable years, the total value of our assets for PFIC testing purposes may fluctuate considerably from time to time, and is dependent on our application (which inherently involves an element of judgment) of the relevant valuation assumptions and methodologies. Under the income test, our status as a PFIC depends on the composition of our income which, in our current and future taxable years, we may not be able to fully control, for example, with respect to income attributed to us from entities owned 25% or more by us. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering. Therefore, we cannot provide any assurance regarding our PFIC status for any past, current or future taxable years.
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
Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures, our management is required to assess and issue a report concerning our internal control over financial reporting, and our independent auditors is required to issue an opinion on the Company’s internal controls over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our share price may suffer.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. Our cybersecurity program is aligned with industry standards and best practices, such as the National Institute of Standards and Technology ("NIST") Cybersecurity Framework. Our measures to prevent, detect and mitigate cyber threats include training for employees, multi-factor authentication, backup servers, threat monitoring, periodic strategy review and penetration testing performed by a third-party advisory firm, and coverage under an information security risk insurance policy. Third-party suppliers are pre-screened as part of our vendor onboarding process to evaluate their cybersecurity programs and assess risk. As a part of our pre-screening process, we evaluate each vendor's overall cybersecurity risk profile relative to the services they provide for Biohaven, including questions relating to cybersecurity insurance, security operations and access and management of our data. Cybersecurity incidents involving third-party supplier systems are evaluated for their impact on the Company and managed through our cyber incident management process. In addition, our employees are required to complete an annual cybersecurity training managed through our internal compliance training system.
Governance
The Board recognizes the importance of cybersecurity in maintaining the trust and confidence of our stakeholders, patients and employees. Our Audit Committee is central to the Board's oversight of cybersecurity and bears the primary responsibility for overseeing risks associated with our information systems and technology, including cybersecurity.
Our Chief Technology Officer ("CTO") is tasked with updating the Board and Audit Committee on cybersecurity risks. Our CTO provides comprehensive briefings to our Audit Committee on a quarterly basis regarding our strategy for managing and mitigating cybersecurity and technology-related risks. Beginning in 2024, our CTO will also provide such comprehensive briefings to the Board on an annual basis. Our CTO has been in the position for over three years and has over 35 years of industry experience focusing on large scale business transformations leveraging technology, cybersecurity, and technical operations excellence. Our CTO has held various senior technology leadership roles at other companies prior to joining the Company.
Cybersecurity Risks
Although cybersecurity risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we are subject to various cybersecurity risks, which could, in the future, be material. For more information about the cybersecurity risks we face, see risk factor entitled "Our business and operations may be materially adversely affected in the event of computer system failures or security breaches" in Item 1A, "Risk Factors."
Item 2.    Properties
Our U.S. headquarters is located in New Haven, Connecticut. Details of our leased and owned facilities, which include our U.S. headquarters and consist of office, lab, research, chemistry, and discovery facilities, are as follows:

Location	Type	Approximate Square Feet	Lease Expiration
New Haven, Connecticut	Office Space	42,000	N/A
Cambridge, Massachusetts	Office & Lab Space	27,000	October, 2032
Yardley, Pennsylvania	Office Space	21,000	September, 2027
Pittsburgh, Pennsylvania	Office & Research Space	20,000	October, 2024
New Haven, Connecticut	Office Space	10,000	N/A
New Haven, Connecticut	Chemistry & Discovery Facilities	10,000	December, 2024
Dublin, Ireland	Office Space	6,000	April, 2027
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
$700
$600
$500
$400
$300
$200
$100
$—
Oct 2022
Dec 2022
Dec 2023
Biohaven Ltd.
S&P 500
S&P Biotechnology

_______________________________________________________________________________
* $100 invested on October 4, 2022 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Shareholders
As of February 26, 2024, there were 51 shareholders of record of our common shares. The actual number of holders of our common shares is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities
Agreement with Hangzhou Highlightll Pharmaceutical Co. Ltd.
In March 2023, we entered into an exclusive, worldwide (excluding People’s Republic of China and its territories and possessions) license agreement with Hangzhou Highlightll Pharmaceutical Co. Ltd. ("Highlightll") (the "Highlightll Agreement"), pursuant to which we obtained the right to research, develop, manufacture and commercialize Highlightll’s brain penetrant dual TYK2/JAK1 inhibitor program. In December 2023, we entered into a second amendment to the Highlightll Agreement, which granted us an exclusive option and right of first refusal to any Selective TYK2 Inhibitor being developed by or on behalf of Highlightll or its affiliates. As a result of the second amendment, we issued 721,136 of our common shares, valued at $21.8 million, that were not registered under the Securities Act to Highlightll in December 2023.

Highlightll represented that, among other things, it is an institutional accredited investor as defined in Rule 501(a) of Regulation D of the Securities Act, and the foregoing shares were issued in reliance on the private offering exemption provided by Section 4(a)(2) of the Securities Act. See Note 11, "License Agreements," to the Consolidated Financial Statements appearing elsewhere in this report for additional details on this transaction.
Pyramid Acquisition
In January 2024, we acquired Pyramid Biosciences, Inc. ("Pyramid"), pursuant to an Agreement and Plan of Merger, dated January 7, 2024 (the "Pyramid Agreement"). In consideration for the Pyramid acquisition, we made an upfront payment of $10.0 million of our common shares. We also agreed to make additional success-based payments up to $40.0 million upon achievement of certain regulatory milestones, which we may elect to pay in cash or our common shares. In January 2024, a $5.0 million payment became due to Pyramid related to achievement of a regulatory milestone under the Pyramid Agreement, which we elected to pay in our common shares. The shares related to both of these payments were not registered under the Securities Act.
Pyramid represented that, among other things, it is an institutional accredited investor as defined in Rule 501(a) of Regulation D of the Securities Act. The foregoing shares shall be issued in reliance on the private offering exemption provided by Section 4(a)(2) of the Securities Act. See Note 6, "Acquisitions," to the Consolidated Financial Statements appearing elsewhere in this report for additional details on this transaction.
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
Item 6.    Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, or this Annual Report. Discussions of 2021 items and year-to-year comparisons between the years ended December 31, 2022 and 2021 that are not included in this Form 10-K can be found within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. "Risk Factors" and under "Cautionary Note Regarding Forward-Looking Statements" in this Annual Report.
Overview
We are a biopharmaceutical company focused on the discovery, development, and commercialization of life-changing treatments in key therapeutic areas, including immunology, neuroscience, and oncology. We are advancing our innovative portfolio of therapeutics, leveraging our proven drug development experience and multiple proprietary drug development platforms. Our extensive clinical and preclinical programs include Kv7 ion channel modulation for epilepsy and mood disorders; extracellular protein degradation for immunological diseases; TRPM3 antagonism for migraine and neuropathic pain; TYK2/JAK1 inhibition for neuroinflammatory disorders; glutamate modulation for OCD and SCA; myostatin inhibition for neuromuscular and metabolic diseases, including SMA and obesity; and antibody recruiting, bispecific molecules and ADCs for cancer.
For a full discussion of our programs, including recent developments, refer to "Item 1. Business" included in this Annual Report on Form 10-K.
Separation from Biohaven Pharmaceutical Holding Company Ltd.
On October 3, 2022, the Former Parent completed the Separation from Biohaven Ltd. As a result of the Separation, Biohaven Ltd. became an independent, publicly traded company as of October 3, 2022, and commenced regular way trading under the symbol "BHVN" on the NYSE on October 4, 2022.
Biohaven is a British Virgin Islands ("BVI") corporation and was a wholly owned subsidiary of the Former Parent prior to the Separation.
Prior to the Separation, the historical combined financial statements of the Company prior to the distribution were prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of the Former Parent. The financial statements for all periods presented, including the historical results of the Company prior to October 3, 2022, are now referred to as "Consolidated Financial Statements." Our financial statements are presented in conformity with generally accepted accounting principles in the United States ("GAAP").
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
Refer to Note 1, "Nature of the Business and Basis of Presentation," of the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for further discussion of the underlying basis used to prepare the consolidated financial statements.
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
Agreements with the Former Parent
We had entered into a Distribution Agreement and various other agreements relating to transition services, licenses and certain other matters with the Former Parent. These agreements govern our relationship with the Former Parent and include the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to, at and after the Separation. For additional information regarding these agreements, see Note 14, "Related Party Transactions," of the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.
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
We recognize external development costs based on an evaluation of the progress to completion of specific tasks using estimates from our clinical personnel and information provided to us by our service providers.
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
Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will remain significant over the next several years as we increase personnel costs, conduct late-stage clinical trials, and prepare regulatory filings for our product candidates. We also expect to incur additional expenses related to milestones payable to third parties with whom we have entered into license agreements to acquire the rights to our product candidates.
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
Other Income (Expense)
Other Income (Expense), Net
Other income (expense), net during the year ended December 31, 2023 primarily consists of net investment income and service revenue from the Transition Service Agreement we entered into with the Former Parent. Refer to Note 14, "Related Party Transactions," for further discussions of agreements entered into with the Former Parent. Net investment income is comprised of interest income and net accretion and amortization on investments in addition to realized gains and losses. Refer to Note 3, "Marketable Securities," for further discussion of our investments.
Other income (expense), net during the year ended December 31, 2022 primarily consisted of a $10.0 million impairment loss recognized during the fourth quarter on our Artizan Series A-2 Preferred Stock Investment, partially offset by net investment income and service revenue from the Transition Service Agreement we entered into with the Former Parent.
Provision for Income Taxes
The income tax expense in the consolidated financial statements was calculated on a separate return method and presented as if the Company’s operations were separate taxpayers in the respective jurisdictions up to and including the Separation. Cash tax payments, income taxes receivable and deferred taxes, net of valuation allowance, are reflective of our actual tax balances prior and subsequent to the Separation.
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
We have historically outsourced all of the research and clinical development for our programs under a master services agreement with Biohaven Pharmaceuticals, Inc. ("BPI"). As a result of providing services under this agreement, BPI was profitable during the years ended December 31, 2023, 2022, and 2021, and BPI is subject to taxation in the United States. As such, in each reporting period, the tax provision includes the effects of the results of operations of BPI.
At December 31, 2023 and 2022, we continued to maintain a full valuation allowance against our net deferred tax assets, comprised primarily of research and development tax credit carryforwards, and net operating loss carryforwards, based on management’s assessment that it is more likely than not that the deferred tax assets will not be realized.

Our income tax provision/benefit primarily represents Federal and state taxes related to the profitable operations of our subsidiaries in the United States and Ireland. The income tax benefit recorded during the year ended December 31, 2023 was primarily attributable to our adoption of the guidance contained in a Notice of Proposed Rule Making issued by the United States Internal Revenue Service during the third quarter of 2023 ("the Notice"). The Notice indicates that BPI has the ability to immediately deduct R&D expenditures which were incurred in the US and reimbursed by our foreign parent. Previously these expenditures were capitalized, as was generally understood to be required under the Tax Cuts and Jobs Act, which was effective for tax years beginning on or after January 1, 2022. Based on this guidance and its application to our specific facts, we deducted these expenditures on our 2022 tax return, substantially reducing our taxable income in the US and capitalized R&D expenditures, resulting in an increase to our federal net operating loss carryforward of $598.7 million that can be carried forward indefinitely. Our adoption of the Notice in 2023 also increased our State net operating losses, resulting in the reversal of $0.8 million of state income taxes recorded in 2022.

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
In thousands	2023	2022	Change
Operating expenses:
Research and development	$373,281	$437,072	$(63,791)
General and administrative	62,770	130,860	(68,090)
Total operating expenses	436,051	567,932	(131,881)
Loss from operations	(436,051)	(567,932)	131,881
Other income (expense):
Other income (expense), net	26,500	(1,909)	28,409
Total other income (expense), net	26,500	(1,909)	28,409
Loss before (benefit) provision for income taxes	(409,551)	(569,841)	160,290
(Benefit) provision for income taxes	(1,383)	438	(1,821)
Net loss	$(408,168)	$(570,279)	$162,111
Research and Development Expenses

	Year Ended December 31,
In thousands	2023	2022*	Change

Direct research and development expenses by program:
BHV-7000 & BHV-7010	$47,327	$131,956	$(84,629)
BHV-8000	39,025	—	39,025
BHV-2100 (TRPM3)	12,864	8,255	4,609
Troriluzole	73,080	58,769	14,311
BHV-2000	40,870	16,799	24,071
BHV-1300	22,239	—	22,239
BHV-1100	1,951	852	1,099
BHV-1200 (COVID 19)	—	6,033	(6,033)
Verdiperstat	3,064	13,654	(10,590)
Other programs	600	668	(68)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	78,608	170,122	(91,514)
Preclinical research programs	35,093	18,116	16,977
Other	18,560	11,848	6,712
Total research and development expenses	$373,281	$437,072	$(63,791)
*Certain prior year amounts have been reclassified to conform to current year presentation

R&D expenses, including non-cash share-based compensation costs, were $373.3 million for the year ended December 31, 2023, compared to $437.1 million for the year ended December 31, 2022. The decrease of $63.8 million was primarily due to a one-time $93.7 million expense to BHV-7000 and BHV-7010 during 2022 for our Kv7 Platform acquisition, a $25.0 million milestone relating to BHV-7000, a decrease of $91.5 million in personnel related costs, and reduced program spend for BHV-1200 and verdiperstat in 2023 compared to 2022. The decrease was partially offset by increases in direct program spend for additional and advancing clinical trials, including late Phase 2/3 studies and preclinical research programs in 2023, as compared to the same period in the prior year. The increased program spend in 2023 included recognition of one-time expenses of a $10.0 million cash payment and a $21.8 million non-cash issuance of common shares to acquire rights related to our Highlightll Agreement. Refer to

Note 11, "License Agreements" for further discussion of the payments to Highlightll.
Non-cash share-based compensation expense was $16.0 million for the year ended December 31, 2023, a decrease of $100.4 million as compared to the same period in 2022. Non-cash share-based compensation expense for the year ended December 31, 2022 included $108.7 million of expense allocated from the Former Parent, including $61.7 million of expense recognized in connection with the settlement of outstanding Former Parent stock options and RSUs upon the effectiveness of the Separation in the fourth quarter of 2022. Non-cash share-based compensation expense was higher in the year ended December 31, 2022 primarily because expense allocated from the Former Parent equity plan was based on equity awards with higher grant date fair value.
General and Administrative Expenses
G&A expenses, including non-cash share-based compensation costs, were $62.8 million for the year ended December 31, 2023, compared to $130.9 million for the year ended December 31, 2022. The decrease of $68.1 million was primarily due to decreased non-cash share-based compensation costs.
Non-cash share-based compensation expense was $12.8 million for the year ended December 31, 2023, a decrease of $64.4 million as compared to the same period in 2022. Non-cash share-based compensation expense for the year ended December 31, 2022 included $70.6 million of expense allocated from the Former Parent, including $39.7 million of expense recognized in connection with the settlement of each outstanding Former Parent stock option and RSU upon the effectiveness of the Separation in the fourth quarter of 2022. Non-cash share-based compensation expense was higher in the year ended December 31, 2022 primarily because expense allocated from the Former Parent equity plan was based on equity awards with higher grant date fair value.
Other Income (Expense), Net
Other income (expense), net was other income of $26.5 million for the year ended December 31, 2023, compared to other expense of $1.9 million for the year ended December 31, 2022. The increase of $28.4 million in other income (expense), net was primarily due to increased net investment income of $14.5 million and increased service revenue from the Transition Service Agreement we entered into with the Former Parent of $5.2 million in 2023, as compared to the same period in the prior year, as well as a $10.0 million impairment loss recognized during the fourth quarter of 2022 on our Artizan Series A-2 Preferred Stock Investment.
(Benefit) Provision for Income Taxes
We recorded a benefit for income taxes of $1.4 million for the year ended December 31, 2023, compared to a provision for income taxes of $0.4 million for the year ended December 31, 2022. The decrease in the income tax provision as compared to 2022 was primarily attributable to the Company adopting the guidance contained in the Notice. See further discussion of the Notice in "Components of Our Results of Operations" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report.
Liquidity and Capital Resources
Since our inception as a business of the Former Parent, we have not generated any revenue and have incurred significant operating losses and negative cash flows from operations. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval and pursue commercialization of any approved product candidate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution, regulatory and commercial milestones and royalty payments. We may also incur expenses in connection with the in-license or acquisition of additional product candidates.
Historically, for periods prior to the Separation, we have funded our operations primarily with proceeds allocated to our business from financing arrangements entered into by the Former Parent and through the one-time issuance of contingently redeemable non-controlling interests.
From the Separation through February 29, 2024, we have funded our operations primarily with the cash contribution received from the Former Parent at the Separation and proceeds from the public offerings of our common shares. Pursuant to the Distribution Agreement, immediately prior to the Separation, the Former Parent made a cash contribution to the Company which resulted in a cash balance of approximately $257.8 million as of October 3, 2022. We have incurred recurring losses since our inception and expect to continue to generate operating losses for the foreseeable future.
As of December 31, 2023, we had cash and cash equivalents of $248.4 million and marketable securities of $133.4 million. Cash in excess of immediate requirements is invested in marketable securities and money market funds with a view to liquidity and capital preservation. We continuously assess our working capital needs, capital expenditure requirements, and future investments or acquisitions.

Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
In thousands	2023	2022	2021
Net cash used in operating activities	$(331,725)	$(297,689)	$(145,840)
Net cash provided by (used in) investing activities	129,830	(304,790)	944
Net cash provided by financing activities	211,908	767,597	138,447
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(497)	429	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,516	$165,547	$(6,449)
Operating Activities
Net cash used in operating activities was $331.7 million in 2023, $297.7 million in 2022, and $145.8 million in 2021. The $34.0 million increase in net cash used in operating activities in 2023 was driven primarily by an increase in payments for clinical operations, clinical supply, discovery operations and personnel costs to support our acquired and late-stage programs partially offset by an increase in collections of income tax refunds, collections related to the transition services agreement with Pfizer, and interest received on cash and restricted cash, cash equivalents, and debt securities.
Investing Activities
Net cash provided by investing activities was $129.8 million in 2023, and $0.9 million in 2021, and net cash used in investing activities was $304.8 million in 2022. The $429.7 million increase in net cash provided by investing activities in 2023 was driven primarily by an increase in proceeds from sales and maturities of marketable securities, a decrease in purchases of marketable securities (see Note 3, "Marketable Securities," to the Consolidated Financial Statements), and a decrease in cash payments for IPR&D asset acquisition.
Financing Activities
Net cash provided by financing activities was $211.9 million in 2023, $767.6 million in 2022, and $138.4 million in 2021. The $555.7 million decrease in net cash provided by financing activities in 2023 was driven primarily by a decrease in proceeds from net transfers from Parent due to the Company operating as a standalone entity for the year ended December 31, 2023 and a decrease in restricted cash held in connection with the execution of the United States Distribution Services Agreement which is legally payable to the Former Parent (see Note 14, "Related Party Transactions," to the Consolidated Financial Statements).
October 2023 Public Offering
On October 5, 2023, we closed an underwritten public offering of 11,761,363 of our common shares, which included the exercise in full of the underwriters' option to purchase additional shares, at a price to the public of $22.00 per share. The net proceeds raised in the offering, after deducting underwriting discounts and expenses of the offering payable by us, were approximately $242.4 million. The net proceeds received from the offering are being used for general corporate purposes.
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
As of December 31, 2023, we have issued and sold no common shares under the Equity Distribution Agreement.
October 2022 Public Offering
On October 25, 2022, we completed a public offering of 28,750,000 of our common shares, including the full exercise of the underwriters' option to purchase additional shares, at a public offering price of $10.50 per share. The offering resulted in net proceeds, after deducting underwriting discounts and expenses of the offering payable by Biohaven, of approximately $282.8 million. The net proceeds from the offering are being used for general corporate purposes.
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
•establish and support our sales, marketing and distribution infrastructure to commercialize any future product candidates for which we may obtain marketing approval;
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

Contractual Obligations and Commitments
The following table summarizes certain estimated future obligations by period under our various contractual obligations as of December 31, 2023 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
In thousands	Total	2024	2025-2026	2027-2028	Thereafter

Operating leases(1)	$39,780	$5,020	$9,687	$8,454	$16,619
Purchase obligations
Research commitments(2)	36,539	36,539		—	—
Total	$76,319	$41,559	$9,687	$8,454	$16,619
(1)    Refer to Note 12, "Commitments and Contingencies," to the consolidated financial statements included in this 10-K for additional information on future minimum rental commitments under non-cancelable operating leases.
(2)    Research commitments are primarily CRO agreements that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. For obligations with cancellation provisions, the amounts included in the preceding table are limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. In addition to the amounts above, as of December 31, 2023, the Company had remaining maximum research commitments in excess of one year of approximately $9,025, which are variable based on number of trial participants and contingent upon the achievement of certain milestones of the clinical trials covered under the agreements. Since the achievement of these milestones is uncertain and the timing unpredictable, the Company did not include the additional research commitments in the table above. If all related milestones are achieved, the Company expects these amounts to be paid over approximately one year.
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
While our significant accounting policies are described in more detail in Note 2, "Summary of Significant Accounting Policies," in the notes to our financial statements appearing at the end of this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.
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
We base expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that conduct and manage preclinical studies and clinical trials on our behalf as well as estimates of services and materials consumed by CMOs that manufacture drug substances and products on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.
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
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, "Summary of Significant Accounting Policies," to our consolidated financial statements appearing at the end of this Annual Report.
Emerging Growth Company Status
The Jumpstart Our Business Startups (JOBS) Act (the "JOBS Act") permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised financial accounting standards applicable to public companies until those standards would otherwise apply to nonpublic companies. As an emerging growth company, we also were exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), which would require independent auditors to report on the effectiveness of the Company's internal control over financial reporting.
As of June 30, 2023, the market value of our common stock that was held by non-affiliates exceeded $700 million, and as a result, we no longer qualified as an emerging growth company as of December 31, 2023 when we became a large accelerated filer. Therefore, we are required to comply with new or revised financial accounting standards as of the effective dates applicable to public companies that are not emerging growth companies. In addition, we are required to comply with Section 404(b) of Sarbanes-Oxley.
Smaller Reporting Company Status
A “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, is eligible for exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation.
As of June 30, 2023, the aggregate market value of our common shares held by non-affiliates exceeded $700 million. As a result, we became a “large accelerated filer” and no longer qualify as a “smaller reporting company.” However, we are not required to reflect the change in our “smaller reporting company” status, or comply with the associated increased disclosure obligations, until our quarterly report for the three-month period ended March 31, 2024. We may continue to take advantage of certain reduced disclosures available to smaller reporting companies through the filing of this Annual Report on Form 10-K for the year ending December 31, 2023.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks
Foreign Currency Translation
Our operations include activities in countries outside the U.S. As a result, our financial results are impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we operate. Our monetary exposures on our consolidated balance sheets were immaterial to our financial position as of December 31, 2023 and 2022.
We do not engage in any hedging activities against changes in foreign currency exchange rates.
Interest Rate Risk
As of December 31, 2023, we invest our excess cash balances in marketable securities of highly rated financial institutions and investment-grade debt instruments. We seek to diversify our investments and limit the amount of investment concentrations for individual institutions, maturities and investment types. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1.00%, the fair value of our investment portfolio would (decrease) increase by approximately $(0.3) million and $0.3 million, respectively. For further discussion of our investments in marketable securities, refer to Note 3, "Marketable Securities," of the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.
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
Management's Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2023.

Report of Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP., an independent registered public accounting firm, as stated in their report, which is included below.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Biohaven Ltd.
Opinion on Internal Control Over Financial Reporting
We have audited Biohaven Ltd.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Biohaven Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 29, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Hartford, Connecticut
February 29, 2024

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
During the quarter ended December 31, 2023, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2024 Annual Meeting of Shareholders (the "2024 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10‑K. Only those sections of the 2024 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information that will be contained in our 2024 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Delinquent Section 16(a) Reports."
Item 11.    Executive Compensation
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2024 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2024 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2024 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."
Item 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2024 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

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

10.10	+	2022 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to Company’s Registration Statement on Form S-8 filed on October 11, 2022).
10.11	+
Form of Restricted Share Unit Grant Notice and Restricted Share Unit Award Agreement under 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company's Form 10 (File No. 001-41477) filed on September 7, 2022).

10.12	+
Form of Share Option Grant Notice and Share Option Agreement under 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company's Form 10 (File No. 001-41477) filed on September 7, 2022).

10.13	+	Legacy Equity Award Settlement Plan (incorporated by reference to Exhibit 4.4 to Company’s Registration Statement on Form S-8 filed on October 11, 2022).

10.14	+	2022 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.3 to Company’s Registration Statement on Form S-8 filed on October 11, 2022).
10.15	+
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
Amended and Restated Offer of Employment, by and between Biohaven Pharmaceuticals, Inc. and Bruce Car (Incorporated by reference to Exhibit 10.18 to the Company's Form 10-K (File No. 001-41477) filed on March 23, 2023).

10.18	#
Development and License Agreement, dated as of March 21, 2023, by and between Hangzhou Highlightll Pharmaceutical Co. Ltd. and Biohaven Therapeutics LTD. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q (File No. 001-41477) filed on May 12, 2023).

10.19	#
Amendment to Development and License Agreement dated March 21, 2023, dated as of April 14, 2023, by and between Hangzhou Highlightll Pharmaceutical Co. Ltd. and Biohaven Therapeutics LTD. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q (File No. 001-41477) filed on May 12, 2023).

10.20	+
Form of Nonstatutory Share Option Grant Notice (Early Exercise) and Share Option Agreement under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q (File No. 001-41477) filed on May 12, 2023).

10.21	+
Form of Amendment to Share Option Grant Notice and Option Agreement under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q (File No. 001-41477) filed on May 12, 2023).

10.22	#	Second Amendment to Development and License Agreement dated March 21, 2023, dated as of December 10, 2023, by and between Hangzhou Highlightll Pharmaceutical Co. Ltd. and Biohaven Therapeutics LTD.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP.
24.1		Power of Attorney (contained on signature page hereto).
31.1		Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2		Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1	*	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.
97		Incentive Compensation Recovery Policy.
101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vi) Cover Page, tagged as blocks of text.

104		The cover page from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).
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
Dated: February 29, 2024
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

Signature	Title	Date

/s/ VLAD CORIC, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024
Vlad Coric, M.D.
/s/ MATTHEW BUTEN	Chief Financial Officer (Principal Financial Officer)	February 29, 2024
Matthew Buten
/s/ GEORGE C. CLARK	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2024
George C. Clark
/s/ GREGORY H. BAILEY, M.D.	Director	February 29, 2024
Gregory H. Bailey, M.D.
/s/ JOHN W. CHILDS	Director	February 29, 2024
John W. Childs
/s/ JULIA P. GREGORY	Director	February 29, 2024
Julia P. Gregory
/s/ MICHAEL HEFFERNAN	Director	February 29, 2024
Michael Heffernan
/s/ ROBERT J. HUGIN	Director	February 29, 2024
Robert J. Hugin
/s/ KISHEN MEHTA	Director	February 29, 2024
Kishen Mehta
/s/ IRINA ANTONIJEVIC	Director	February 29, 2024
Irina Antonijevic

Biohaven Ltd.
Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Biohaven Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Biohaven Ltd. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Research and Development Costs and Related Prepaid and Accrued Costs
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company recognizes estimated ongoing research costs based on management’s analysis of the progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. During 2023, the Company incurred $373.3 million in research and development expense. As of December 31, 2023, the Company recorded prepaid expenses of $35.2 million which included prepayment for certain clinical trial costs and recorded $29.5 million for accrued clinical trial costs.

Auditing management’s accounting for research and development costs was challenging due to the estimation required by management to determine the cost incurred for the services rendered on or prior to the balance sheet date for preclinical development activities, preclinical and clinical studies and drug substance and drug product formulation for preclinical and clinical trial material. The Company has contracts with multiple clinical research organizations (“CROs”) that conduct and manage studies on its behalf, as well as contract manufacturing organizations (“CMOs”) that perform manufacturing activities. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows during the period.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of relevant controls over the Company’s accounting for research and development costs, including controls over the determination of estimates of the progress completed, expected milestones or expected service period and the completeness and accuracy of the data used in determining prepaid and accrued research and development expenses estimate.

To evaluate the completeness, measurement and valuation of the research and development costs and related prepaid and accrued costs, our audit procedures included, among others, reading certain contracts with CROs and CMOs to evaluate the financial and other relevant contractual terms, testing the accuracy and completeness of the underlying data used by management to estimate the recorded balances, and testing the mathematical accuracy of the calculation of the accrued or prepaid balances. We also evaluated management’s estimates of progress, expected milestones, or expected service period for a sample of clinical trials and manufacturing efforts by making direct inquiries of the Company’s research and development personnel who oversee the research and development program. Further, we requested direct confirmation of total contract value, costs incurred, amounts invoiced, invoices unpaid and expected service period as of December 31, 2023, from a sample of CROs and CMOs. To evaluate the completeness of the accrued research and development costs we also examined invoices received from a sample of vendors and a sample of cash disbursements made to third-party service providers subsequent to December 31, 2023, to the extent such invoices were received, or payments were made prior to the date that the financial statements were issued.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2022.
Hartford, Connecticut
February 29, 2024

BIOHAVEN LTD.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$248,402	$204,877
Marketable securities	133,417	260,464
Prepaid expenses	35,242	20,945
Income tax receivable	13,252	46,139
Restricted cash held on behalf of Former Parent	—	35,212
Other current assets	12,133	19,331
Total current assets	442,446	586,968
Property and equipment, net	17,191	17,512
Intangible assets	18,400	18,400
Goodwill	1,390	1,390
Other non-current assets	33,785	37,513
Total assets	$513,212	$661,783
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$15,577	$10,703
Due to Former Parent	—	35,212
Accrued expenses and other current liabilities	39,846	44,106
Total current liabilities	55,423	90,021
Long-term operating lease liability	27,569	30,581
Other non-current liabilities	2,245	2,410
Total liabilities	85,237	123,012
Commitments and contingencies (Note 12)
Shareholders' Equity:
Preferred shares, no par value; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common shares, no par value; 200,000,000 shares authorized as of December 31, 2023 and 2022; 81,115,723 and 68,190,479 shares issued and outstanding as of December 31, 2023 and 2022, respectively	887,528	615,742
Additional paid-in capital	39,804	13,869
Accumulated deficit	(499,292)	(91,124)
Accumulated other comprehensive (loss) income	(65)	284
Total shareholders' equity	427,975	538,771
Total liabilities and shareholders' equity	$513,212	$661,783

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Operating expenses:
Research and development	$373,281	$437,072	$181,486
General and administrative	62,770	130,860	37,414
Total operating expenses	436,051	567,932	218,900
Loss from operations	(436,051)	(567,932)	(218,900)
Other income (expense):
Gain from equity method investment	—	—	5,261
Other income (expense), net	26,500	(1,909)	1,209
Total other income (expense), net	26,500	(1,909)	6,470
Loss before (benefit) provision for income taxes	(409,551)	(569,841)	(212,430)
(Benefit) provision for income taxes	(1,383)	438	1,366
Net loss	$(408,168)	$(570,279)	$(213,796)
Net loss per share — basic and diluted	$(5.73)	$(12.75)	$(5.43)
Weighted average common shares outstanding—basic and diluted	71,200,527	44,741,316	39,375,944

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(408,168)	$(570,279)	$(213,796)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(497)	429	—
Net unrealized gain (loss) related to available-for-sale debt securities	148	(145)	—
Other comprehensive (loss) income	(349)	284	—
Comprehensive loss	$(408,517)	$(569,995)	$(213,796)

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in thousands, except share amounts)

	Common Shares
	Shares	Amount	Net Investment from Former Parent	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balances as of December 31, 2020	—	$—	$16,781	$—	$—	$—	$16,781
Net loss	—	—	(213,796)	—	—	—	(213,796)
Net transfers from Former Parent			231,706				231,706
Balances as of December 31, 2021	—	—	34,691	—	—	—	34,691
Net loss	—	—	(479,155)	—	(91,124)	—	(570,279)
Net transfers from Former Parent, including separation related adjustments	—	—	776,630	—	—	—	776,630
Issuance of common shares in connection with the Separation and reclassification of Net investment from Former Parent	39,375,944	332,166	(332,166)	—	—	—	—
Issuance of common shares, net of offering costs	28,750,000	282,804	—	—	—	—	282,804
Issuance of common shares under 2022 Equity Incentive Plan	64,535	772	—	(321)	—	—	451
Non-cash share-based compensation expense	—	—	—	14,189	—	—	14,189
Other comprehensive income	—	—	—	—	—	284	284
Balances as of December 31, 2022	68,190,479	615,742	—	13,869	(91,124)	284	538,771
Net loss	—	—	—	—	(408,168)	—	(408,168)
Issuance of common shares, net of offering costs	11,761,363	242,425	—	—	—	—	242,425
Issuance of common shares as payment for license agreement	721,136	21,814	—	—	—	—	21,814
Issuance of common shares under 2022 Equity Incentive Plan and employee share purchase plan	442,745	7,547	—	(2,852)	—	—	4,695
Non-cash share-based compensation expense	—	—	—	28,787	—	—	28,787
Other comprehensive loss	—	—	—	—	—	(349)	(349)
Balances as of December 31, 2023	81,115,723	$887,528	$—	$39,804	$(499,292)	$(65)	$427,975

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(408,168)	$(570,279)	$(213,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation	28,787	193,556	65,639
Acquisition of IPR&D asset	—	93,747	—
Impairment of Artizan preferred stock	—	10,000	—
Depreciation and amortization	6,912	1,386	1,393
Issuance of Former Parent common shares as payment for license and consulting agreements	—	1,779	7,929
Issuance of common shares as payment for license agreement	21,814	—	—
Gain from equity method investment	—	—	(5,261)
Other non-cash items	(5,683)	726	(3,408)
Changes in operating assets and liabilities:
Prepaid expenses, income tax receivable, and other current and non-current assets	27,176	(41,336)	(9,182)
Accounts payable	4,874	5,928	1,025
Accrued expenses and other current and non-current liabilities	(7,437)	6,804	9,821
Net cash used in operating activities	$(331,725)	$(297,689)	$(145,840)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	322,079	—	—
Proceeds from sales of marketable securities	4,920	—	—
Purchases of marketable securities	(194,121)	(259,716)	—
Purchases of property and equipment	(3,048)	(6,074)	(938)
Payment for IPR&D asset acquisition	—	(35,000)	—
Cash acquired in business acquisition	—	—	1,882
Purchase of Artizan preferred stock	—	(4,000)	—
Net cash provided by (used in) investing activities	$129,830	$(304,790)	$944
Cash flows from financing activities:
Net transfers from Former Parent	—	449,130	138,052
Change in restricted cash due to Former Parent	(35,212)	35,212	—
Proceeds from issuance of common shares	243,225	283,804	—
Payments of issuance costs	(800)	(1,000)	—
Proceeds from issuance of common shares under 2022 Equity Incentive Plan and employee share purchase plan	4,695	451	395
Net cash provided by financing activities	$211,908	$767,597	$138,447
Effect of exchange rates on cash, cash equivalents and restricted cash	(497)	429	—
Net increase (decrease) in cash, cash equivalents and restricted cash	9,516	165,547	(6,449)
Cash, cash equivalents and restricted cash at beginning of period	242,604	77,057	83,506
Cash, cash equivalents and restricted cash at end of period	$252,120	$242,604	$77,057
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$107
Cash (received) paid for income taxes	$(33,300)	$38,165	$16,594
The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation
Biohaven Ltd. (“we,” “us," "our," "Biohaven" or the “Company”) was incorporated in Tortola, British Virgin Islands in May 2022. Biohaven is a biopharmaceutical company focused on the discovery, development, and commercialization of life-changing treatments in key therapeutic areas, including immunology, neuroscience, and oncology. The Company is advancing its innovative therapeutic portfolio of therapeutics, leveraging its proven drug development experience and multiple, proprietary drug development platforms. Biohaven's extensive clinical and preclinical programs include Kv7 ion channel modulation for epilepsy and mood disorders; extracellular protein degradation for immunological diseases; Transient Receptor Potential Melastatin 3 ("TRPM3") antagonism for migraine and neuropathic pain; Tyrosine Kinase 2/Janus Kinase 1 ("TYK2/JAK1") inhibition for neuroinflammatory disorders; glutamate modulation for obsessive-compulsive disorder (“OCD”); and spinocerebellar ataxia ("SCA"); myostatin inhibition for neuromuscular and metabolic diseases, including spinal muscular atrophy ("SMA") and obesity; and antibody recruiting, bispecific molecules and antibody drug conjugates ("ADCs") for cancer.
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
Separation from Biohaven Pharmaceutical Holding Company Ltd.
On May 9, 2022, Biohaven Pharmaceutical Holding Company Ltd. (the "Former Parent"), Pfizer Inc. (“Pfizer”) and Bulldog (BVI) Ltd., a wholly owned subsidiary of Pfizer (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which provided for the acquisition by Pfizer of the Former Parent through the merger of Merger Sub with and into the Former Parent (the
“Merger”). In connection with the Merger Agreement, the Former Parent and Biohaven entered into a Separation and Distribution Agreement, dated as of May 9, 2022 (the “Distribution Agreement”). In connection with the Distribution Agreement, the Board of Directors of the Former Parent approved and directed the Former Parent’s management to effect the Spin-Off (as defined below) of the business, operations, and activities that are not the calcitonin gene-related peptide ("CGRP") Business (as defined below), including the Kv7 ion channel activators, glutamate modulation, myeloperoxidase ("MPO") inhibition and myostatin inhibition platforms, preclinical product candidates, and certain corporate infrastructure owned by the Former Parent.
To implement the Spin-Off, the Former Parent transferred the related license agreements, intellectual property and corporate infrastructure, including certain non-commercial employee agreements, share based awards and other corporate agreements (the "Business") to Biohaven, through a series of internal restructuring transactions. Descriptions of historical business activities in these Notes to the Consolidated Financial Statements are presented as if these transfers had already occurred, and the Former Parent’s activities related to such assets and liabilities had been performed by the Company.
On October 3, 2022, the Former Parent completed the distribution (the “Distribution”) to holders of its common shares of all of the outstanding common shares of Biohaven and the spin-off of Biohaven from the Former Parent (the “Spin-Off”) described in Biohaven’s Information Statement (the “Information Statement”) attached as Exhibit 99.1 to Biohaven’s Registration Statement on Form 10, as amended (Reg. No. 001-41477), which was declared effective by the Securities and Exchange Commission (the "SEC") on September 22, 2022. Each holder of Former Parent common shares received one common share of Biohaven for every two Former Parent common shares held of record as of the close of business on September 26, 2022. In the Distribution, an aggregate of 35,840,459 Biohaven common shares were issued. The aggregate number of common shares issued in connection with the Distribution did not include 2,611,392 common shares issued in connection with Former Parent stock options that were exercised on October 3, 2022 and 924,093 common shares to be issued in connection with Former Parent restricted stock units that vested on October 3, 2022. See Note 9, "Non-Cash Share-Based Compensation," for discussion of the Legacy Equity Award Settlement Plan. As a result of the Distribution, Biohaven became an independent, publicly traded

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
1. Nature of the Business and Basis of Presentation (Continued)
company. Collectively, we refer to the Distribution and Spin-Off throughout this Annual Report on Form 10-K as the "Separation."
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
Basis of Presentation
The financial statements for all periods presented, including the historical results of the Company prior to October 3, 2022, are now referred to as "Consolidated Financial Statements," and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
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
For periods prior to the Separation, the consolidated financial statements present, on a historical basis, the combined assets, liabilities, expenses and cash flows directly attributable to the Business, which have been prepared from the Former Parent’s consolidated financial statements and accounting records, and are presented on a stand-alone basis as if the operations had been conducted independently from the Former Parent. The consolidated statements of operations for periods prior to the Separation include all costs directly related to the Business, including costs for facilities, functions and services utilized by the Company. The consolidated statements of operations for periods prior to the Separation also include allocations for various expenses related to the Former Parent’s corporate functions, including research and development, human resources, information technology, facilities, tax, shared services, accounting, finance and legal. These expenses were allocated on the basis of direct usage or benefit when specifically identifiable, with the remainder allocated on a proportional cost allocation method primarily based on employee labor hours or direct expenses. Management believes the assumptions underlying the consolidated financial statements for periods prior to the Separation, including the expense methodology and resulting allocation, are reasonable for all periods presented. However, the allocations may not include all of the actual expenses that would have been incurred by the Company and may not reflect its consolidated results of operations, financial position and cash flows had it been a standalone company during the periods presented. It is not practicable to estimate actual costs that would have been incurred had the Company been a standalone company and operated as an unaffiliated entity during the periods presented. Actual costs that might have been incurred had the Company been a standalone company would depend on a number of factors, including the chosen organizational structure, what corporate functions the Company might have performed directly or outsourced and strategic decisions the Company might have made in areas such as executive management, legal and other professional services, and certain corporate overhead functions.
The income tax amounts in the consolidated financial statements for the periods prior to the Separation were calculated on a separate return method and is presented as if the Company’s operations were separate taxpayers in the respective jurisdiction. Therefore, tax expense, cash tax payments, and items of current and deferred taxes may not be reflective of the Company's actual tax balances prior to or subsequent to the Distribution.
The consolidated balance sheets for periods prior to the Separation include assets and liabilities that have been determined to be specifically identifiable or otherwise attributable to the Company, including certain assets that were historically held at the corporate level in the Former Parent. All intracompany transactions within the Company have been eliminated. All intercompany transactions between the Company and the Former Parent are considered to be effectively settled in the consolidated financial statements at the time the transactions are recorded. The total net effect of these intercompany transactions considered to be settled is reflected in the consolidated statement of cash flows within financing activities as “Net transfers from Former Parent.” See Note 14, "Related Party

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
1. Nature of the Business and Basis of Presentation (Continued)
Transactions," for additional information regarding related party transactions.
For periods prior to the Separation, the Company's equity balance in these consolidated financial statements represents the excess of total assets over liabilities. Net investment from Former Parent is primarily impacted by contributions from the Former Parent, which are the result of net funding provided by or distributed to the Former Parent. As a result of the Separation, the Company’s Net investment from Former Parent balance was reclassified to common shares. The Net investment from Former Parent balance reclassified to common shares during the fourth quarter of 2022 included Separation-related adjustments of $27,811. The adjustments related primarily to differences in the amount of assets and liabilities transferred to the Company upon the Separation and the amount of the transferred assets and liabilities reported in the Company’s combined balance sheet as of September 30, 2022.
Going Concern
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.
Through February 29, 2024, the Company has funded its operations primarily with funding from the Former Parent, proceeds from the public offerings of its common shares (refer to Note 7, "Shareholders' Equity"), and the cash contribution received from the Former Parent at the Separation (refer to Note 14, "Related Party Transactions.") The Company has incurred recurring losses since its inception and expects to continue to generate operating losses for the foreseeable future.
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
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, determining the allocations of costs and expenses from the Former Parent and the accrual for research and development expenses. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
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
Restricted Cash
Restricted cash held on behalf of the Former Parent on the consolidated balance sheet represents cash held

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
2. Summary of Significant Accounting Policies (Continued)
by the Company on behalf of the Former Parent related to the execution of the United States Distribution Services Agreement (the “Distribution Services Agreement”). Pursuant to the terms of the Distribution Services Agreement, which was entered into by the Company and the Former Parent in connection with the Separation, the Company continued to serve as the Former Parent’s distributor and agent for the distribution of the pharmaceutical product Nurtec ODT in the United States. The Distribution Services Agreement was terminated during the second quarter of 2023, and, as such, restricted cash held on behalf of the Former Parent on the consolidated balance sheet was $0 as of December 31, 2023. Refer to Note 14, "Related Party Transactions," for further information on the agreements entered into by the Company and the Former Parent in connection with the Separation.
Restricted cash included in other current assets primarily includes employee contributions to the Company's employee share purchase plan held for future purchases of the Company's outstanding shares. See Note 9, "Non-Cash Share-Based Compensation," for additional information on the Company's employee share purchase plan.
Restricted cash included in other non-current assets in the consolidated balance sheets represents collateral held by banks for a letter of credit ("LOC") issued in connection with the leased office space in Yardley, Pennsylvania and a LOC issued in connection with the leased office space in Cambridge, Massachusetts. See Note 12, "Commitments and Contingencies," for additional information on the real estate leases.
The following represents a reconciliation of cash and cash equivalents in the consolidated balance sheets to total cash, cash equivalents and restricted cash for the years ended December 31, 2023, 2022 and 2021, respectively, in the consolidated statements of cash flows:

	December 31,
	2023	2022	2021
Cash and cash equivalents	$248,402	$204,877	$76,057
Restricted cash held on behalf of Former Parent	—	35,212	—
Restricted cash (included in other current assets)	1,318	117	250
Restricted cash (included in other non-current assets)	2,400	2,398	750
Total cash, cash equivalents and restricted cash at the end of the period in the consolidated statement of cash flows	$252,120	$242,604	$77,057
Marketable Securities
We invest our excess cash balances in marketable securities of highly rated financial institutions, which consist of investment-grade debt instruments. We seek to diversify our investments and limit the amount of investment concentrations for individual institutions, maturities and investment types. We classify marketable debt securities as available-for-sale and, accordingly, record such securities at fair value on the consolidated balance sheets. We classify these securities as current assets as these investments are intended to be available to the Company for use in funding current operations.
Unrealized gains and losses on our marketable debt securities that are deemed temporary are included in accumulated other comprehensive income as a separate component of shareholders’ equity. If any adjustment to fair value reflects a significant decline in the value of the security, we evaluate the extent to which the decline is determined to be other-than-temporary and would mark the security to market through a charge to our consolidated statement of operations. Credit losses are identified when we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security. In the event of a credit loss, only the amount associated with the credit loss is recognized in operating results, with the amount of loss relating to other factors recorded in accumulated other comprehensive income.
Acquisitions
Our consolidated financial statements include the operations of acquired businesses after the completion of the acquisitions. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired In-Process Research and Development ("IPR&D") be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. Contingent consideration in a business acquisition is included as part of the consideration transferred and is recognized at fair value as of the acquisition date. Fair value of IPR&D and contingent consideration is generally estimated by using a probability-weighted discounted cash flow approach.
Property and Equipment
Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the respective assets. As of December 31, 2023 and December 31, 2022, the

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
2. Summary of Significant Accounting Policies (Continued)
Company's property and equipment consisted of building and land, office and lab equipment, computer hardware and software, furniture and fixtures, and leasehold improvements.
The fixed assets have the following useful lives:

Building	30 years
Office equipment	3 - 5 years
Computer hardware and software	3 - 5 years
Lab equipment	3 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of the useful life or remaining lease term
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
The Company reviews amounts capitalized as acquired IPR&D for impairment annually, as of November 30, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. If impairment indicators are present, the Company performs a quantitative test that compares the fair value of the IPR&D intangible asset with its carrying value. If the fair value is less than the carrying amount, an impairment loss is recognized in operating results.
The Company did not record any impairment charges relating to its acquired IPR&D for the years ended December 31, 2023, 2022 or 2021.
If we acquire an asset or group of assets that do not meet the definition of a business under applicable accounting standards, the acquired IPR&D is expensed on its acquisition date, unless it has an alternative future use. Future costs to develop these assets are recorded to research and development expense as they are incurred.
In January 2021, in connection with our acquisition of Kleo Pharmaceuticals, Inc. (“Kleo”), we recorded intangible assets consisting of IPR&D assets of $18,400, which included an oncology therapeutic candidate entering Phase I clinical trials and a Multimodal Antibody Therapy Enhancer ("MATE") conjugation asset in the planning stage for clinical development, and goodwill of $1,390.
Impairment of Long-lived Assets
The Company reviews its long-lived assets for indicators of impairment annually, as of November 30, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets.
The Company did not record any impairment charges relating to its long-lived assets for the years ended December 31, 2023, 2022 or 2021.
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
For its real estate leases, which are accounted for as operating leases, the Company has elected the practical expedient to include both the lease and non-lease components as a single component. In addition, payments made by the Company for improvements to the underlying asset, if the payment relates to an asset of the lessor, are recorded as prepaid rent within other non-current assets in the consolidated balance sheets prior to lease commencement and on commencement, reclassified to the right-of-use asset. As of December 31, 2023, the Company had restricted cash of $2,400 included in other non-current assets and $250 included in other current assets in the consolidated financial statements, which represents collateral held by banks for letters of credit issued in connection with the leased office space in Yardley, Pennsylvania and Cambridge, Massachusetts. Restricted cash is generally invested in time deposits and short-term money market funds. See Note 12, "Commitments and Contingencies," for additional information on real estate leases.
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
The Company has entered into various research and development-related contracts. These agreements are cancellable, and related expenses are recorded as research and development expenses are incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Certain judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company's estimates. The Company's historical accrual estimates have not been materially different from the actual costs.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
2. Summary of Significant Accounting Policies (Continued)
Foreign Currency
The financial statements of our subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for shareholders’ equity and weighted average exchange rates for operating results. The resulting translation gains and losses are included in accumulated other comprehensive (loss) income, net of tax, in shareholders’ equity.
For U.S. dollar functional currency subsidiaries, foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary balance sheet accounts which are remeasured at historical exchange rates. Revenues and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the nonmonetary balance sheet amounts which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in other income (expense), net in the consolidated statement of operations.
The Company's aggregate foreign currency transaction gains and losses and effects of foreign currency remeasurements were immaterial for the years ended December 31, 2023, 2022 and 2021.
Share-Based Compensation
The Company measures share options and restricted share unit awards granted to employees, non-employees, and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. Generally, the Company issues share options and restricted share units with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company also issues share options with performance-based vesting conditions and records expense for these awards when the Company concludes that it is probable that the performance condition will be achieved.
The Company classifies non-cash share-based compensation expense in its consolidated statement of operations in the same manner in which the award recipient's payroll costs are classified or in which the award recipient's service payments are classified.
The fair value of each share option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company lacks a sufficient history of company-specific historical and implied volatility information for its shares. Therefore, it estimates its expected share price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. The expected term of all of the Company's share options has been determined utilizing the "simplified" method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.
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
Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company's tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.
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
Concentrations of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash, cash equivalents, and short-term debt securities. The Company maintains a portion of its cash deposits in government insured institutions in excess of government insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts. The Company's cash management policy permits investments in U.S. federal government and federal agency securities, corporate bonds or commercial paper, supranational and sovereign obligations, certain qualifying money market mutual funds, certain repurchase agreements, and places restrictions on credit ratings, maturities, and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash in excess of government insured limits and in the event of default by corporations and governments in which it holds investments in cash equivalents and short-term debt securities, to the extent recorded on the consolidated balance sheets.
Segment Information
The Company manages its operations as a single segment, the development of therapies targeting areas including neuroscience, immunology and oncology. for the purposes of assessing performance and making operating decisions. Consistent with our operational structure, the Company's chief decision maker manages and allocates resources at a consolidated level. Therefore, results of our operations are reported on a consolidated basis for the purposes of assessing performance and making operating decisions. In 2023 and 2022, materially all the Company's long-lived assets were held in the United States.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU No. 2023-07 apply to public entities, including those with a single reportable segment, and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact ASU No. 2023-07 will have on its consolidated financial statements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact ASU No. 2023-09 will have on its consolidated financial statements.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
3. Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of debt securities available-for-sale by type of security at December 31, 2023 and December 31, 2022 is as follows:

	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Debt securities
U.S. corporate bonds	$46,228	$—	$46,228	$7	$(24)	$46,211
Foreign corporate bonds	7,180	—	7,180	—	(7)	7,173
U.S. treasury bills	113,908	—	113,908	27	—	113,935
Total	$167,316	$—	$167,316	$34	$(31)	$167,319

December 31, 2022
Debt securities
U.S. corporate bonds	$142,697	$—	$142,697	$25	$(135)	$142,587
Foreign corporate bonds	36,766	—	36,766	9	(32)	36,743
U.S. treasury bills	89,308	—	89,308	17	(5)	89,320
U.S. agency bonds	41,734	—	41,734	—	(24)	41,710
Total	$310,505	$—	$310,505	$51	$(196)	$310,360
The fair values of debt securities available-for-sale by classification in the consolidated balance sheets were as follows:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$33,902	$49,896
Marketable securities	133,417	260,464
Total	$167,319	$310,360
The net amortized cost and fair value of debt securities available-for-sale at December 31, 2023 and December 31, 2022 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

	December 31, 2023		December 31, 2022
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$167,316	$167,319	$310,505	$310,360

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
3. Marketable Securities (Continued)
Summarized below are the debt securities available-for-sale the Company held at December 31, 2023 and December 31, 2022 that were in an unrealized loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months
	Number of Securities	Fair Value	Unrealized Losses
December 31, 2023
Debt securities
U.S. corporate bonds	6	$29,537	$(24)
Foreign corporate bonds	1	7,173	(7)
Total	7	$36,710	$(31)

December 31, 2022
Debt securities
U.S. corporate bonds	16	$104,508	$(135)
Foreign corporate bonds	3	31,886	(32)
U.S. treasury bills	1	9,762	(5)
U.S. agency bonds	4	41,710	(24)
Total	24	$187,866	$(196)
The Company did not have any investments in a continuous unrealized loss position for more than twelve months as of December 31, 2023 or December 31, 2022.
The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the credit quality of the investment security based on research performed by external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. As of December 31, 2023, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.
Net Investment Income
Gross investment income includes interest income from debt securities available-for-sale, money-market funds, cash, and restricted cash. Net investment income included in other income (expense), net in the consolidated statements of operations for the years ended December 31, 2023 and December 31, 2022 were as follows:

	2023	2022
Debt securities (including realized losses)	$10,490	$1,454
Other investments	7,432	$1,781
Gross investment income (including realized losses)	17,922	$3,235
Investment expenses	(236)	(27)
Net investment income	$17,686	$3,208
The Company had no net investment income during the year ended December 31, 2021.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
3. Marketable Securities (Continued)
We utilize the specific identification method in computing realized gains and losses on sales of debt securities. The proceeds from the sale of debt securities available-for-sale and the related gross realized losses for the year ended December 31, 2023 were as follows:

2023
Proceeds from sales	$4,920
Gross realized losses	$39
The Company had no sales of debt securities during the years ended December 31, 2022 or 2021.
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
Financial Instruments Measured at Fair Value on the Consolidated Balance Sheets
Certain of the Company’s financial instruments are measured at fair value on the consolidated balance sheets on a recurring basis. The fair values of these instruments are based on valuations that include inputs that can be classified within one of three levels of a hierarchy established by GAAP. See Fair Value Measurements in Note 2, "Summary of Significant Accounting Policies," for a brief description of the type of valuation information (“valuation inputs”) that qualifies a financial asset or liability for each level.
Financial assets measured at fair value on a recurring basis on the consolidated balance sheets at December 31, 2023 and December 31, 2022 were as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets:
Cash equivalents	Money market funds	$59,199	$—	$—	$59,199
Cash equivalents	U.S. treasury bills	—	27,901	—	27,901
Cash equivalents	U.S. corporate bonds	—	6,001	—	6,001
Marketable securities	U.S. treasury bills	9,874	76,160	—	86,034
Marketable securities	U.S. corporate bonds	—	40,210	—	40,210
Marketable securities	Foreign corporate bonds	—	7,173	—	7,173
Other non-current assets	Money market funds	1,900	—	—	1,900
Total assets		$70,973	$157,445	$—	$228,418

December 31, 2022
Assets:
Cash equivalents	Money market funds	$72,866	$—	$—	$72,866
Cash equivalents	U.S. treasury bills	—	39,948	—	39,948
Cash equivalents	U.S. corporate bonds	—	9,948	—	9,948
Marketable securities	U.S. treasury bills	—	49,372	—	49,372
Marketable securities	U.S. corporate bonds	—	132,639	—	132,639
Marketable securities	U.S. agency bonds	—	41,710	—	41,710
Marketable securities	Foreign corporate bonds	—	36,743	—	36,743
Total assets		$72,866	$310,360	$—	$383,226

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
4. Fair Value of Financial Assets and Liabilities (Continued)
The Company had no financial liabilities measured at fair value on a recurring basis as of December 31, 2023 or December 31, 2022.
There were no securities transferred between Level 1, 2, and 3 during the years ended December 31, 2023 or December 31, 2022.
The following is a description, including valuation methodology, of the financial assets and liabilities measured at fair value on a recurring basis:
Cash Equivalents
Cash equivalents at December 31, 2023 consisted of cash invested in short-term money market funds and debt securities with an original maturity of 90 days or less at the date of purchase. The carrying value of cash equivalents approximates fair value as maturities are less than three months. When quoted prices are available in an active market, cash equivalents are classified in Level 1 of the fair value hierarchy. Fair values of cash equivalent instruments that do not trade on a regular basis in active markets are classified as Level 2.
Marketable Securities
Quoted prices for identical assets in active markets are considered Level 1 and consist of on-the-run U.S. Treasury bills. The fair values of the Company’s Level 2 debt securities are obtained from quoted market prices of debt securities with similar characteristics, quoted prices from identical assets in inactive markets, or discounted cash flows to estimate fair value.
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of December 31, 2023	As of December 31, 2022
Building and land	$11,728	$12,297
Leasehold improvements	802	—
Computer hardware and software	875	780
Office and lab equipment	9,961	5,501
Furniture and fixtures	1,550	1,202
	$24,916	$19,780
Accumulated depreciation	(8,283)	(4,914)
	16,633	14,866
Equipment not yet in service	558	2,646
Property and equipment, net	$17,191	$17,512
Depreciation expense was $3,369, $1,361 and $673 for the years ended December 31, 2023, 2022 and 2021, respectively.
Equipment not yet in service primarily consisted of lab equipment that had not been placed into service as of December 31, 2023 or 2022.
Other Non-current Assets
Other non-current assets consisted of the following:

	As of December 31, 2023	As of December 31, 2022
Operating lease right-of-use assets	$31,385	$34,928
Other	2,400	2,585
Other non-current assets	$33,785	$37,513
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of December 31, 2023	As of December 31, 2022
Accrued employee compensation and benefits	$837	$14,603
Accrued clinical trial costs	29,501	17,788
Operating lease liability - current portion	3,308	3,019
Other accrued expenses and other current liabilities	6,200	8,696
Accrued expenses and other current liabilities	$39,846	$44,106
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
The Company accounted for this purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, IPR&D. The IPR&D asset has no alternative future use and relates to intellectual property rights related to the Kv7 platform. There was no material value assigned to any other assets or liabilities acquired in the acquisition. As such, during the second quarter of 2022, the Company recorded a charge to research and development ("R&D") expense in the accompanying consolidated statement of operations of $93,747.
During the year ended December 31, 2022, the Company recorded $25,000 to R&D expense in the consolidated statement of operations for a regulatory milestone payment which became due and was paid to Knopp during 2022.
Excluding the milestone payment noted above, the Company has not recorded any of the possible contingent consideration payments to Knopp as a liability in the accompanying consolidated balance sheet, as none of the future events which would trigger a milestone payment were considered probable of occurring at December 31, 2023.
Pyramid Acquisition
In January 2024, the Company acquired Pyramid Biosciences, Inc. ("Pyramid"), pursuant to an Agreement and Plan of Merger, dated January 7, 2024 ("the Pyramid Agreement"). In consideration for the Pyramid acquisition, Biohaven made an upfront payment of $10,000 in common shares of the Company.
Biohaven has also agreed to make additional success-based payments comprised of (i) up to $10,000 based on developmental and regulatory milestones for the lead asset, BHV-1510 (formerly known as PBI-410), (ii) up to an additional $30,000 based on developmental and regulatory milestones for a second asset (formerly known as PBI-200) and (iii) up to $40,000 for commercial sales-based milestones of BHV-1510. Contingent developmental and regulatory milestone payments may be paid in cash or Biohaven common shares at the election of Biohaven and commercial sales-based milestones are to be made in cash.
During the first quarter of 2024, the Company incurred $5,000 of R&D expense related to a regulatory milestone which became due under the Pyramid Agreement.
7. Shareholders' Equity
Issuance of common shares for the Highlightll Agreement
In March 2023, the Company and Hangzhou Highlightll Pharmaceutical Co. Ltd. ("Highlightll") entered into an exclusive, worldwide (excluding People's Republic of China and its territories and possessions) license agreement (the "Highlightll Agreement") pursuant to which Biohaven obtained the right to research, develop, manufacture and commercialize Highlightll's brain penetrant dual TYK2/JAK1 inhibitor program. In connection with the Highlightll Agreement, in December 2023, the Company issued 721,136 common shares valued at $21,814. See Note 11, "License Agreements," for further detail on the Highlightll Agreement.
Issuance of Common Shares for the October 2023 Offering
In October 2023, the Company completed an underwritten public offering of 11,761,363 of its common shares, including the exercise in full of the underwriters' option to purchase additional common shares, at a price to the public of $22.00 per share, pursuant to a registration statement on Form S-3 filed with the SEC. The net proceeds raised in the offering, after deducting underwriting discounts and expenses of the offering payable by the Company, were approximately $242,425.
Equity Distribution Agreement
In October 2023, the Company entered into an equity distribution agreement pursuant to which the Company may offer and sell common shares having an aggregate offering price of up to $150,000 from time to time through or to the sales agent, acting as its agent or principal (the "Equity Distribution Agreement"). Sales of the Company's common shares, if any, will be made in sales deemed to be “at-the-market offerings”. The sales agent is not required to sell any specific amount of securities but will act as the Company's sales agent

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
7. Shareholders' Equity (Continued)
using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between the sales agent and the Company. The Company currently plans to use the net proceeds from any at-the-market offerings of its common shares for general corporate purposes.
As of December 31, 2023, the Company has issued and sold no common shares under the Equity Distribution Agreement.
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
In the Distribution, an aggregate of 35,840,459 common shares of the Company were issued. The aggregate number of common shares issued in connection with the Distribution did not include 2,611,392 common shares issued in connection with Former Parent share options that were exercised on October 3, 2022 and 924,093 common shares issued in connection with Former Parent restricted share units that vested on October 3, 2022. See Note 9, "Non-Cash Share-Based Compensation," for discussion of the Legacy Equity Award Settlement Plan.
8. Accumulated Other Comprehensive (Loss) Income
Shareholders’ equity included the following activity in accumulated other comprehensive (loss) income for the years ended December 31, 2023 and 2022:

	2023	2022
Net unrealized investment gains (losses):
Beginning of period balance	$(145)	$—
Other comprehensive income (loss)1)	109	(145)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	39	—
Other comprehensive income (loss)	148	(145)
End of period balance	3	(145)

Foreign currency translation adjustments:
Beginning of period balance	429	—
Other comprehensive (loss) income(1)	(497)	429
End of period balance	(68)	429

Total beginning of period accumulated other comprehensive income	284	—
Total other comprehensive (loss) income	(349)	284
Total end of period accumulated other comprehensive (loss) income	$(65)	$284
(1)    There was no tax on other comprehensive income (loss) and immaterial tax on amounts reclassified from accumulated other comprehensive (loss) income during the period.
(2)    Amounts reclassified from accumulated other comprehensive (loss) income for specifically identified debt securities are included in other income (expense), net in the consolidated statements of operations.
No amounts were reclassified from accumulated other comprehensive (loss) income during the years ended December 31, 2022 or 2021. The Company had no accumulated other comprehensive (loss) income included in shareholders' equity as of December 31, 2021.
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
Upon the effectiveness of the 2022 Plan, there were 9,190,000 common shares reserved for issuance under the 2022 Plan. As of December 31, 2023, the 2022 Plan allows for a maximum of 11,917,619 shares of the Company's common shares to be reserved and available for grants. Also as of December 31, 2023, there were 173,899 shares of the Company's common shares available for future grants under the 2022 Plan. The number of shares reserved for issuance under the 2022 Plan automatically increases on January 1 of each calendar year by 4% of total common shares outstanding as of December 31 of the prior year, beginning October 3, 2022 through January 1, 2032. In January 2024, the number of common shares reserved for future issuance under the 2022 Plan automatically increased by 3,244,628 common shares.
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
Non-cash share-based compensation under the Former Parent’s non-cash share-based compensation plans was measured at the grant date based on the fair value of the award and was recognized as expense over the requisite service period of the award (generally three to four years) using the straight-line method.
The Company measures non-cash share-based compensation at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award (generally three years) using the straight-line method. Non-cash share-based compensation expense, consisting of expense for stock options, RSUs, and the 2022 Employee Share

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
9. Non-Cash Share-Based Compensation (Continued)
Purchase Plan (the "ESPP"), was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2023	2022	2021
Research and development expenses
Allocated from the Former Parent excluding the Acceleration	$—	$46,976	$39,381
Allocated from the Former Parent related to the Acceleration	—	61,749	—
2022 Equity Incentive Plan	15,985	7,654	—
Total research and development expenses	15,985	116,379	39,381
General and administrative expenses
Allocated from the Former Parent excluding the Acceleration	—	30,951	26,258
Allocated from the Former Parent related to the Acceleration	—	39,691	—
2022 Equity Incentive Plan	12,802	6,535	—
Total general and administrative expenses	12,802	77,177	26,258
Total non-cash share-based compensation expense	$28,787	$193,556	$65,639
As of December 31, 2023, total unrecognized compensation cost related to the unvested share-based awards was $52,190, which is expected to be recognized over a weighted average period of 2.36 years.
Share Options
All share option grants are awarded at fair value on the date of grant. The fair value of share options is estimated using the Black-Scholes option pricing model. Share options generally expire 10 years after the grant date.
The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company's common shares for those share options that had exercise prices lower than the fair value of the Company's common shares at December 31, 2023. The total intrinsic value of outstanding share options for the years ended December 31, 2023 and 2022 was $356,369 and $61,639, respectively. The total intrinsic value of share options exercised for the year ended December 31, 2023 was $7,756. The tax benefit from share options exercised for the years ended December 31, 2023 and 2022 was not material.
The assumptions that the Company used to determine the grant-date fair value of share options granted under the 2022 Plan were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.32%	3.86%
Expected term (in years)	5.93	5.75
Expected volatility	84.60%	82.05%
Expected dividend yield	—%	—%
Exercise price	$24.57	$7.00

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
9. Non-Cash Share-Based Compensation (Continued)
The following table is a summary of the Company's share option activity for the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2022	8,959,215	$7.00
Granted	2,929,616	$24.57
Exercised	(299,756)	$7.68
Forfeited	(209,646)	$8.17
Outstanding as of December 31, 2023	11,379,429	$11.48	8.99	$356,369
Options exercisable as of December 31, 2023	4,746,876	$9.46	8.88	$158,284
Vested and expected to vest as of December 31, 2023	11,379,429	$11.48	8.99	$356,369

The weighted average grant date fair value per share of share options granted under the Company’s share option plans during the years ended December 31, 2023 and 2022 was $18.01 and $4.97, respectively. The Company expects approximately 6,632,553 of the unvested share options to vest over the requisite service period.
Restricted Share Units
As discussed above, in connection with the Distribution, on October 3, 2022, 924,093 RSUs were granted and settled into 924,093 common shares under the Legacy Equity Award Settlement Plan. No additional RSUs were granted under the 2022 Plan during the years ended December 31, 2023 or 2022.
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
There were no unvested restricted share units outstanding as of December 31, 2023 and 2022. No restricted share units were granted, forfeited, or vested, in the year ended December 31, 2023.
Employee Share Purchase Plan
In September 2022, the Company's board of directors approved the rules and procedures of the 2022 Employee Share Purchase Plan approved by shareholders of the Company on September 28, 2022.
The ESPP allows each eligible employee who is participating in the plan to purchase shares by authorizing payroll deductions of up to 15% of eligible earnings. Unless the participating employee has previously withdrawn from the offering, accumulated payroll deductions will be used to purchase shares on the last business day of the offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Under applicable tax rules, an employee may purchase no more than $25 worth of ordinary shares, valued at the start of the offering period, under the ESPP in any calendar year. There is no minimum holding period associated with shares purchased pursuant to this plan. An employee’s purchase rights terminate immediately upon termination of employment.
The number of shares reserved for issuance under the ESPP automatically increases on January 1 of each calendar year by 1% of total common shares outstanding as of December 31 of the prior year, beginning October 3, 2022 through January 1, 2032. As of December 31, 2023, the ESPP allows for a maximum of 1,075,673 shares of the Company's common shares to be reserved and available for issuance under the ESPP. As of December 31, 2023, 916,484 shares remained available for future issuance under the ESPP. In January 2024, 811,157 additional shares were authorized to be issued under the ESPP.
The Company accounts for employee share purchases made under its ESPP using an estimate of the grant date fair value, which is determined in accordance with ASC 718, Stock Compensation. The purchase price discount and the look-back feature cause the ESPP to be compensatory and the Company to recognize compensation expense. The compensation

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
9. Non-Cash Share-Based Compensation (Continued)
cost is recognized on a straight-line basis over the requisite service period. The Company values ESPP shares using the Black-Scholes model. The Company recognized compensation expense of $1,341 for the year ended December 31, 2023. The Company did not recognize material compensation expense related to the ESPP for the year ended December 31, 2022.
As of December 31, 2023, there was $638 of unrecognized non-cash share-based compensation expense related to the ESPP, which is expected to be recognized over the remaining offering period ending May 31, 2024. During the year ended December 31, 2023, 159,189 shares were issued under the ESPP.
10. Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven was calculated as follows:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(408,168)	$(570,279)	$(213,796)
Denominator:
Weighted average common shares outstanding—basic and diluted (1)	71,200,527	44,741,316	39,375,944
Net loss per share—basic and diluted	$(5.73)	$(12.75)	$(5.43)
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
common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2023	2022
Options to purchase common shares	11,379,429	8,959,215
11. License Agreements
The following is a summary of all license agreements that the Company has entered into. As of December 31, 2023, the Company has potential future developmental, regulatory, and commercial milestone payments under these agreements of up to approximately $101,800, $547,350, and $1,270,450, respectively.
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
For the years ended December 31, 2023, 2022 and 2021, the Company did not record any material expense or make any milestone or royalty payments under the Yale Agreement.
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
The Company recorded research and development expense related to the Yale MoDE SRA of $1,333, $2,666 and $150 for the years ended December 31, 2023, 2022 and 2021, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company did not make any milestone or royalty payments under the Yale MoDE Agreement.
In May 2023, the Company entered into an additional sponsored research agreement with Yale University (the "2023 Yale SRA"), which included funding of up to $612 over the life of the agreement. For the year ended December 31, 2023, the company recorded $367 in research and development expense related to the 2023 Yale SRA.
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
For the years ended December 31, 2023, 2022 and 2021, the Company did not record any expense or make any milestone or royalty payments under the ALS Biopharma Agreement.
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
For the years ended December 31, 2023, 2022 and 2021, the Company did not record any expense or make any milestone or royalty payments under the 2016 AstraZeneca Agreement.
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
For the years ended December 31, 2023, 2022 and 2021, the Company did not record any material expense or make any milestone or royalty payments under the 2018 AstraZeneca Agreement.
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
The Company did not record any material research and development expense or make any milestone payments related to the FCCDC Agreement in the consolidated statements of operations during the years ended December 31, 2023, 2022 and 2021.
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
Excluding the payment made in connection with the exercise of the UConn Option in September 2022, for the years ended December 31, 2023, 2022 and 2021, the Company did not record any research and development expense or make any milestone payments related to the UConn Agreement.
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
In June 2021, the Company entered into a Development and License Agreement with Artizan Biosciences Inc (the "2021 Artizan Agreement"). Pursuant to the 2021 Artizan Agreement, the Company acquired an exclusive, worldwide license under Artizan’s IgA-SEQ patented technology and know-how to develop, manufacture and commercialize certain of Artizan’s compounds for use in Parkinson’s Disease. Under the 2021 Artizan Agreement, the Company is responsible for funding the development of the compounds, obtaining regulatory approvals, manufacturing the compounds and commercializing the compounds. the Company is also responsible for the prosecution, maintenance and enforcement of Artizan’s patents. The Company will pay Artizan development milestones of $20,000 for the first licensed compound to achieve U.S. marketing authorization and $10,000 for each subsequent U.S. approval. In addition, the Company will pay Artizan commercialization milestones totaling up to $150,000 and royalties in the low- to mid-single digits. The 2021 Artizan Agreement terminates on a country-by-country basis on the later of 10 years from the first commercial sale of licensed product in such country or the expiration of Artizan’s patents in such country and can also be terminated if certain events occur, e.g., material breach or insolvency. In June 2023, the 2020 Artizan Agreement and 2021 Artizan Agreement were both terminated.
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

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
11. License Agreements (Continued)

As of December 31, 2022, due to concerns related to Artizan's inability to fund its future operations, the Company determined its investment in Artizan to be fully impaired. Accordingly, during the fourth quarter of 2022 the Company recognized an impairment loss of $10,000 in other income (expense),net on the consolidated statements of operations.
For the years ended December 31, 2023, 2022 and 2021, excluding the upfront payments above, the Company did not record any research and development expense or make any material milestone payments related to the 2020 Artizan Agreement and the 2021 Artizan Agreement.
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
Excluding the upfront payment discussed above, for the years ended December 31, 2023, 2022 and 2021, the Company did not record any material research and development expense related to the Reliant Agreement.
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
For the year ended December 31, 2023, the Company recorded $3,250 to R&D expense in the consolidated statements of operations related to developmental milestones which became due to KU Leuven during 2023. Excluding the upfront payments discussed above, for the year ended December 31, 2022, the Company did not record any material research and development expense related to the KU Leuven Agreement.
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
For the years ended December 31, 2023 and 2022, the Company did not record any material expense or make any milestone or royalty payments under the Taldefgrobep Alfa License Agreement.
Agreement with Hangzhou Highlightll Pharmaceutical Co. Ltd.
In March 2023, the Company entered into the Highlightll Agreement pursuant to which Biohaven obtained the right to research, develop, manufacture and commercialize Highlightll’s brain penetrant dual TYK2/JAK1 inhibitor program. In connection with the Highlightll Agreement, the Company was obligated to pay Highlightll a cash payment of $10,000 and 721,136 common shares (collectively, "the Highlightll Upfront Payments"), upon the completion of certain post-closing activities. In December 2023, the Company entered into

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
11. License Agreements (Continued)

a second amendment to the Highlightll Agreement, which granted the Company an exclusive option and right of first refusal to any Selective TYK2 Inhibitor being developed by or on behalf of Highlightll or its affiliates and provided for the payment of the Highlightll Upfront Payments. As a result, the Company made a $10,000 cash payment and issued 721,136 shares, valued at $21,814, to Highlightll during the fourth quarter of 2023, which was recorded as R&D expense during the year ended December 31, 2023.
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
Excluding the Highlightll Upfront Payments discussed above, for the year ended December 31, 2023, the Company did not record any material milestone or royalty payments related to the Highlightll Agreement.
12. Commitments and Contingencies
All consideration paid by the Former Parent in association with the following agreements, certain of which were assigned by the Former Parent to the Company in connection with the Spin-Off, during the periods prior to the Separation is recorded in the consolidated financial statements of the Company.
Lease Agreements
The Company's leases primarily consist of lab and office space for use in its operations. Its leases generally have lease terms of 1 to 10 years, some of which include options to extend for up to 5 to 10 years or on a month-to-month basis. The Company includes extension options that are reasonably certain to be exercised as part of determination of lease terms. As of December 31, 2023, none of the Company's lease terms included the extension option as the Company has determined that it is unlikely to exercise the extension option. For periods prior to Separation, lease costs were allocated to the Company based on a proportional cost allocation method. Allocated operating lease cost for periods prior to Separation and actual operating lease cost was $5,874, $1,158 and $264 for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company currently has one short-term real estate leases with immaterial lease expense. The Company had immaterial sublease income and there are no sale-leaseback transactions. Certain of the Company’s lease agreements contain variable lease payments that are adjusted for actual operating expense true-ups compared with estimated amounts; however, these amounts are immaterial. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table summarizes supplemental cash flow information:

	Years Ended December 31,
	2023	2022	2021
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$31,342	$478
Operating cash flows paid for operating leases were immaterial for all periods prior to the Separation, and were $4,854 and $780 for the years ended December 31, 2023 and December 31, 2022.
Supplemental balance sheet information related to leases is as follows:

In thousands, except remaining lease term and discount rate	December 31, 2023	December 31, 2022
Assets
Other non-current assets	$31,385	$34,928
Liabilities
Other current liabilities	$3,308	$3,019
Long-term operating lease liability	27,569	30,581
	$30,877	$33,600

Weighted average remaining lease term (in years)	8.21	9.08
Weighted average discount rate	6.47%	6.55%

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
12. Commitments and Contingencies (Continued)
The following table summarizes maturities of operating lease liabilities as of December 31, 2023:

Operating leases
2024	$5,020
2025	4,782
2026	4,905
2027	4,509
2028	3,945
Thereafter	16,619
Total lease payments	39,780
Less: imputed interest	(8,903)
Total lease liabilities	$30,877
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
Research Commitments
The Company has entered into agreements with several CROs to provide services in connection with the Company’s preclinical studies and clinical trials. As of December 31, 2023, the Company had remaining maximum research commitments in excess of one year of approximately $9,025, which are variable based on number of trial participants, and contingent upon the achievement of certain milestones of the clinical trials covered under the agreements. If all related milestones are achieved, the Company expects these amounts to be paid over approximately one year.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2023 or December 31, 2022.
License Agreements
The Company has entered into license agreements with various parties for which it is obligated to make contingent and non-contingent payments. See Note 11, "License Agreements," for additional details.
Other Agreements
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
For the years ended December 31, 2023, 2022 and 2021, excluding the upfront payments above, the Company did not record any material research and development expense or make any milestone payments related to the Moda Agreement.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
12. Commitments and Contingencies (Continued)
December 31, 2023, there were no matters which would have a material impact on the Company’s financial results.
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
The Company, including the Former Parent for periods prior to the Separation, has historically outsourced all of the research and clinical development for its programs under a master services agreement with Biohaven Pharmaceuticals, Inc. (“BPI”). As a result of providing services under this agreement, BPI was profitable during the years ended December 31, 2023, 2022 and 2021, and BPI is subject to taxation in the United States. As such, in each reporting period, the Company's tax provision includes the effects of consolidating the results of operations of BPI.
At December 31, 2023 and 2022, the Company continued to maintain a full valuation allowance against its net deferred tax assets, which are comprised primarily of capitalized research and development deductions, research and development tax credit carryforwards and net operating loss carryforwards, based on management’s assessment that it is more likely than not that the deferred tax assets will not be realized. The Company will continue to evaluate the need for a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.
The Company recorded an income tax benefit during the year ended December 31, 2023 of $1,383 and income tax provisions of $438 and $1,366 during the years ended December 31, 2022 and 2021, respectively, which primarily represent Federal and state taxes related to the Company’s profitable operations in the U.S. and Ireland.
Loss before provision for income taxes consisted of the following:

	Year Ended December 31,
	2023	2022	2021
BVI	$(424,647)	$(598,046)	$(211,334)
Foreign	15,096	28,205	(1,096)
Loss before provision for income taxes	$(409,551)	$(569,841)	$(212,430)
The provision for income taxes consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Current income tax (benefit) provision:
BVI	$—	$—	$—
Foreign	(1,383)	438	1,366
Total current income tax (benefit) provision	(1,383)	438	1,366
Deferred income tax provision (benefit):
BVI	—	—	—
Foreign	—	—	—
Total deferred income tax provision (benefit)	—	—	—
Total (benefit) provision for income taxes	$(1,383)	$438	$1,366
A reconciliation of the BVI statutory income tax rate of 0% to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
BVI statutory income tax rate	0.0%	0.0%	0.0%
Foreign tax rate differential	1.3	(12.6)	0.0
Tax credits	(12.7)	(5.8)	(5.0)
Change in valuation allowance	10.6	18.5	7.0
Other	0.5	0.0	(1.0)
Effective income tax rate	(0.3)%	0.1%	1.0%

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
13. Income Taxes (Continued)
The Company's income tax (benefit) provision primarily represents Federal and state taxes related to the profitable operations of its subsidiaries in the United States and Ireland. The income tax benefit recorded during the year ended December 31, 2023 was primarily attributable to the adoption of the guidance contained in a Notice of Proposed Rule Making issued by the United States Internal Revenue Service during the third quarter of 2023 ("the Notice"). The Notice indicates that BPI has the ability to immediately deduct R&D expenditures which were incurred in the US and reimbursed by its foreign parent. Previously these expenditures were capitalized, as was generally required under the Tax Cuts and Jobs Act, which was effective for tax years beginning on or after January 1, 2022. Based on this guidance and its application to the Company's specific facts, Biohaven deducted these expenditures on its 2022 tax return, substantially reducing its taxable income in the US and capitalized R&D expenditures, resulting in an increase to its federal net operating loss carryforward of $598.7 million that can be carried forward indefinitely. The Company's adoption of the Notice in 2023 also increased its State net operating losses, resulting in the reversal of $0.8 million of state income taxes recorded in 2022.
Net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2023	2022
Deferred tax assets:
Foreign net operating loss carryforwards	$138,480	$8,895
Tax credits	111,660	60,340
R&D capitalization	887	142,269
Other	15,944	5,205
Valuation allowance	(259,448)	(216,061)
Total deferred tax assets	7,523	648
Deferred tax liabilities:
Other	(7,523)	(648)
Total deferred tax liabilities	(7,523)	(648)
Net deferred tax asset (liability)	$—	$—
As of December 31, 2023, and 2022, the Company had foreign net operating loss carryforwards of $847,582 and $69,214, respectively. As of December 31, 2023, and 2022, the Company had federal and state research and development and orphan drug credits of $111,660 and $60,340, respectively, which begin to expire in 2039.
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2023 and 2022 were due primarily to generation of net operating losses and tax credit carryforwards. Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2022 and 2021 were due primarily to generation of nondeductible research expenses and tax credit carryforwards.

	Year Ended December 31,
	2023	2022	2021
Valuation allowance as of beginning of year	$216,061	$54,224	$32,970
Increases recorded to Purchase Accounting and Net Investment from Former Parent	—	50,905	6,449
Increases recorded to income tax provision	43,387	110,932	14,805
Valuation allowance as of end of year	$259,448	$216,061	$54,224
The Company followed the authoritative guidance for recognizing and measuring uncertainty in income taxes for tax positions taken or expected to be taken in a tax return.
The beginning and ending amounts of unrecognized tax benefits reconciles as follows:

	Year Ended December 31,
	2023	2022	2021
Beginning of period balance	$2,200	$3,800	$2,700
Increase for tax positions taken during the current period	—	—	50
(Decreases) increases recorded to Purchase Accounting and Net Investment from Former Parent	—	(1,600)	1,050
End of period balance	$2,200	$2,200	$3,800
The unrecognized tax benefits relate primarily to issues common among multinational corporations. All of these unrecognized tax benefits, if recognized, would impact the Company's effective income tax rate. The Company's policy is to record interest and penalties related to income taxes, if any, as part of its income tax provision. As of December 31, 2023 and 2022, the total amount of accrued interest and penalties was not significant.
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
Amounts received in connection with the Transition Services Agreement are recorded as other income on the consolidated statement of operations, as they are outside of the normal operating business of the Company. For the year ended December 31, 2023, the Company recorded $9,250 in other income (expense), net on the consolidated statements of operations reflecting transition services provided to the Former Parent, of which $396 was included as a receivable in other current assets on the consolidated balance sheet as of December 31, 2023. For the year ended December 31, 2022, the Company recorded $4,024 in other income (expense), net on the consolidated statements of operations reflecting transition services provided to the Former Parent, of which $2,748 was included as a receivable in other current assets on the consolidated balance sheet as of December 31, 2022.
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
As the Company was acting as an agent of the Former Parent for services performed under the Distribution Services Agreement, no amounts for revenues or expenses relating to the services performed thereunder were included on the Company's consolidated financial statements. As of December 31, 2022, the Company recorded restricted cash held on behalf of Former Parent of $35,212 and Due to Former Parent of $35,212 on the consolidated balance sheet primarily relating to cash held in connection with the execution of the Distribution Services Agreement which was legally payable to the Former Parent. The Company did not hold any restricted cash on behalf of the Former Parent as of December 31, 2023.
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
For periods prior to the Separation, these allocations to the Company are reflected in the consolidated statement of operations as follows:

	Year Ended December 31,
	2022	2021
Research and development	$146,521	$70,929
General and administrative	82,744	33,928
Total	$229,265	$104,857
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
Non-Cash Share-Based Compensation
As discussed in Note 9, "Non-Cash Share-Based Compensation," prior to the Separation, Biohaven employees participated in the Former Parent’s non-cash share-based compensation plans, the costs of which, including those related to the Acceleration, have been allocated to the Company and recorded in research and development and general and administrative expenses in the consolidated statements of operations for periods prior to the Separation.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
14. Related Party Transactions (Continued)
Net Transfers From Former Parent
Net transfers from Former Parent represent the net effect of transactions between the Company and the Former Parent prior to the Separation. The components of net transfers from Former Parent are as follows:

	Year Ended December 31,
	2022(1)	2021
General financing activities	$399,231	$98,834
Corporate cost allocations, excluding non-cash share-based compensation	49,899	39,218
Net transfers from Former Parent as reflected in the Consolidated Statement of Cash Flows	449,130	138,052
Non-cash share-based compensation	179,367	65,639
Issuance of Former Parent common shares to repurchase non-controlling interest in a subsidiary	60,000	—
Issuance of Former Parent common shares for building purchase	—	4,871
Issuance of Former Parent common shares as payment for IPR&D asset acquisition	58,747	—
Issuance of Former Parent common shares as payment for business acquisition	—	10,673
Issuance of Former Parent common shares as payment for Artizan investment	—	6,000
Issuance of Former Parent common shares as payment for license and consulting agreements	1,779	7,929
Separation related adjustments(2)	27,811	—
Other non-cash adjustments	(204)	(1,458)
Net transfers from Former Parent as reflected in the Consolidated Statement of Changes in Equity	$776,630	$231,706
(1) The amounts for the year ended December 31, 2022 represent activity through the date of Separation.
(2) Refer to Note 1, "Nature of the Business and Basis of Presentation," for further details on separation related adjustments.
Related Party Agreements
License Agreements with Yale
On September 30, 2013, the Company entered into the Yale Agreement with Yale (see Note 11, "License Agreements," for details). The Company’s Chief Executive Officer is one of the inventors of the patents that the Company has licensed from Yale and, as such, is entitled to a specified share of the glutamate product-related royalty revenues that may be received by Yale under the Yale Agreement.
In January 2021, the Company entered into the Yale MoDE Agreement with Yale (see Note 11, "License Agreements," for details). Under the license agreement, the Company acquired exclusive, worldwide rights to Yale's intellectual property directed to its MoDE platform. As part of consideration for this license, the Company paid Yale University an upfront cash payment of $1,000 and 11,668 common shares of the Former Parent valued at approximately $1,000. Under the Yale MoDE Agreement, the Company entered into the Yale MoDE SRA (see Note 11, "License Agreements," for details), which included funding of up to $4,000 over the life of the agreement. In May 2023, the Company entered into an additional sponsored research agreement with Yale University (the "2023 Yale SRA"), which includes funding of up to $612 over the life of the agreement.
For the years ended December 31, 2023, 2022 and 2021, the Company recorded $2,942, $3,420 and $458, respectively, in research and development expense, including certain administrative expenses, related to the Yale MoDE Agreement and the Yale MoDE SRA, the Yale Agreement, and the 2023 Yale SRA (the "Yale Agreements"). As of December 31, 2023, the Company did not owe any amounts to Yale.