Form 10-Q
period 2024-03-31
Biohaven Ltd.
filed 2024-05-09
CIK 1935979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2024, the registrant had 88,291,909 common shares, without par value per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

BIOHAVEN LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$182,705	$248,402
Marketable securities	100,713	133,417
Prepaid expenses	46,214	35,242
Income tax receivable	8,433	13,252
Other current assets	10,679	12,133
Total current assets	348,744	442,446
Property and equipment, net	16,693	17,191
Intangible assets	18,400	18,400
Goodwill	1,390	1,390
Other non-current assets	33,305	33,785
Total assets	$418,532	$513,212
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$36,385	$15,577
Accrued expenses and other current liabilities	50,203	39,846
Total current liabilities	86,588	55,423
Non-current operating lease liabilities	27,086	27,569
Other non-current liabilities	3,411	2,245
Total liabilities	117,085	85,237
Commitments and contingencies (Note 11)
Shareholders' Equity:
Preferred shares, no par value; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common shares, no par value; 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 81,807,221 and 81,115,723 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	910,964	887,528
Additional paid-in capital	69,385	39,804
Accumulated deficit	(678,796)	(499,292)
Accumulated other comprehensive loss	(106)	(65)
Total shareholders' equity	301,447	427,975
Total liabilities and shareholders' equity	$418,532	$513,212
The accompanying notes are an integral part of these condensed consolidated financial statements.
3

BIOHAVEN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$155,972	$63,461
General and administrative	27,268	14,321
Total operating expenses	183,240	77,782
Loss from operations	(183,240)	(77,782)
Other income, net	4,305	8,229
Loss before provision for income taxes	(178,935)	(69,553)
Provision for income taxes	569	939
Net loss	$(179,504)	$(70,492)
Net loss per share — basic and diluted	$(2.20)	$(1.03)
Weighted average common shares outstanding—basic and diluted	81,601,826	68,206,879
Comprehensive loss:
Net loss	$(179,504)	$(70,492)
Other comprehensive loss, net of tax	(41)	(118)
Comprehensive loss	$(179,545)	$(70,610)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(179,504)	$(70,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,446	1,649
Non-cash share-based compensation	34,877	3,765
Issuance of common shares as payment for acquisition of IPR&D asset	10,347	—
Issuance of common shares as payment under license and other agreements	5,637	—
Other non-cash items, net	(1,058)	(1,746)
Changes in operating assets and liabilities, net of effects of acquisition:
Prepaid expenses and other current and non-current assets	(2,622)	(279)
Accounts payable	19,066	3,753
Accrued expenses and other current and non-current liabilities	9,174	(14,288)
Net cash used in operating activities	(102,637)	(77,638)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	81,164	27,000
Proceeds from sales of marketable securities	—	2,498
Purchases of marketable securities	(47,084)	(29,822)
Purchases of property and equipment	(440)	(735)
Cash acquired from acquisition of IPR&D asset	391	—
Net cash provided by (used in) investing activities	34,031	(1,059)
Cash flows from financing activities:
Change in restricted cash due to Former Parent	—	26,336
Proceeds from equity incentive plan	2,203	332
Other financing activities	1,220	—
Net cash provided by financing activities	3,423	26,668
Effects of exchange rates on cash, cash equivalents, and restricted cash	(6)	15
Net decrease in cash, cash equivalents, and restricted cash	(65,189)	(52,014)
Cash, cash equivalents, and restricted cash at beginning of period	252,120	242,604
Cash, cash equivalents, and restricted cash at end of period	$186,931	$190,590
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.   Nature of the Business and Basis of Presentation
Biohaven Ltd. (“we,” “us," "our," "Biohaven" or the “Company”) was incorporated in Tortola, British Virgin Islands in May 2022. Biohaven is a biopharmaceutical company focused on the discovery, development and commercialization of life-changing treatments in key therapeutic areas, including immunology, neuroscience, and oncology. The Company is advancing its innovative portfolio of therapeutics for diseases, leveraging its proven drug development experience and multiple, proprietary drug development platforms. Biohaven's extensive clinical and preclinical programs include Kv7 ion channel modulation for epilepsy and mood disorders; extracellular protein degradation for immunological diseases; Transient Receptor Potential Melastatin 3 ("TRPM3") antagonism for migraine and neuropathic pain; Tyrosine Kinase 2/Janus Kinase 1 ("TYK2/JAK1") inhibition for neuroinflammatory disorders; glutamate modulation for obsessive compulsive disorder ("OCD"); and spinocerebellar ataxia ("SCA");' myostatin inhibition for neuromuscular and metabolic diseases, including spinal muscular atrophy ("SMA) and obesity; antibody recruiting bispecific molecules ("ARMs") and antibody drug conjugates ("ADCs") for cancer.
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
Separation from Biohaven Pharmaceutical Holding Company Ltd.
On October 3, 2022, Biohaven Pharmaceutical Holding Company Ltd. (the “Former Parent”) completed the distribution (the “Distribution”) to holders of its common shares of all of the outstanding common shares of Biohaven Ltd. and the spin-off of Biohaven Ltd. from the Former Parent (the “Spin-Off”) described in Biohaven’s Information Statement attached as Exhibit 99.1 to Biohaven’s Registration Statement on Form 10, as amended (Reg. No. 001-41477). Collectively, we refer to the Distribution and Spin-Off throughout this Quarterly Report on Form 10-Q as the "Separation." As a result of the Separation, Biohaven Ltd. became an independent, publicly traded company as of October 3, 2022, and commenced regular way trading under the symbol “BHVN”’ on the New York Stock Exchange (the "NYSE") on October 4, 2022. Where we describe historical business activities in this report, we do so as if the Former Parent’s activities related to such assets and liabilities had been performed by the Company.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying condensed consolidated financial statements include the accounts of Biohaven Ltd. and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Going Concern
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.
Through May 9, 2024, the Company has funded its operations primarily with funding from the Former Parent, proceeds from the public offerings of its common shares, and the cash contribution received from the Former Parent at the Separation. The Company has incurred recurring losses since its inception and expects to continue to generate operating losses for the foreseeable future.
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
2.   Summary of Significant Accounting Policies
Our significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies" to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"). Updates to our accounting policies are discussed below in this Note 2.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024, the results of its operations for the three months ended March 31, 2024 and 2023, and its cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods or any future year or period.  The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Reclassifications
Certain items in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual for research and development expenses. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
Restricted Cash
Restricted cash included in other current assets in the condensed consolidated balance sheets consists primarily of employee contributions to the Company's employee share purchase plan held for future purchases of the Company's outstanding shares.
Restricted cash included in other non-current assets in the condensed consolidated balance sheets represents collateral held by banks for a letter of credit ("LOC") issued in connection with the leased office space in Yardley, Pennsylvania and a LOC issued in connection with the leased office space in Cambridge, Massachusetts. See Note 11, ‘‘Commitments and Contingencies’’ for additional information on the real estate leases.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

The following represents a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash as of March 31, 2024 and March 31, 2023, respectively, in the condensed consolidated statements of cash flows:

	As of March 31, 2024	As of March 31, 2023
Cash and cash equivalents	$182,705	$125,031
Restricted cash held on behalf of Former Parent	—	61,548
Restricted cash (included in other current assets)	1,801	1,438
Restricted cash (included in other non-current assets)	2,425	2,573
Total cash, cash equivalents and restricted cash at the end of the period in the condensed consolidated statement of cash flows	$186,931	$190,590
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
3. Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of debt securities available-for-sale by type of security at March 31, 2024 and December 31, 2023 were as follows:

	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024
Debt securities
U.S. corporate bonds	$21,291	$—	$21,291	$—	$(19)	$21,272
U.S. treasury bills	87,450	—	87,450	—	(12)	87,438
Total	$108,741	$—	$108,741	$—	$(31)	$108,710

December 31, 2023
Debt securities
U.S. corporate bonds	$46,228	$—	$46,228	$7	$(24)	$46,211
Foreign corporate bonds	7,180	—	7,180	—	(7)	7,173
U.S. treasury bills	113,908	—	113,908	27	—	113,935
Total	$167,316	$—	$167,316	$34	$(31)	$167,319

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.  Marketable Securities (Continued)

The fair value of debt securities available-for-sale by classification in the condensed consolidated balance sheets was as follows:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$7,997	$33,902
Marketable securities	100,713	133,417
Total	$108,710	$167,319
The net amortized cost and fair value of debt securities available-for-sale at March 31, 2024 and December 31, 2023 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

	March 31, 2024		December 31, 2023
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$108,741	$108,710	$167,316	$167,319
Summarized below are the debt securities available-for-sale the Company held at March 31, 2024 and December 31, 2023 that were in an unrealized loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months
	Number of Securities	Fair Value	Unrealized Losses
March 31, 2024
Debt securities
U.S. corporate bonds	4	$21,272	$(19)
U.S. treasury bills	11	82,445	(12)
Total	15	$103,717	$(31)

December 31, 2023
Debt securities
U.S. corporate bonds	6	$29,537	$(24)
Foreign corporate bonds	1	7,173	(7)
Total	7	$36,710	$(31)

The Company did not have any investments in a continuous unrealized loss position for more than twelve months as of March 31, 2024 or December 31, 2023.
The Company reviewed the securities in the table above and concluded that they are performing assets, considering factors such as the credit quality of the investment security based on research performed by external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. As of March 31, 2024, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.  Marketable Securities (Continued)

Net Investment Income
Gross investment income includes income from debt securities available-for-sale, money-market funds, cash and restricted cash. Net investment income included in other income, net in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Debt securities (including realized losses)	$2,069	$3,383
Other investments	2,262	786
Gross investment income (including realized losses)	4,331	4,169
Investment expenses	(30)	(70)
Net investment income	$4,301	$4,099
We utilize the specific identification method in computing realized gains and losses. The proceeds from the sale of available-for-sale debt securities and the related gross realized capital losses for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Proceeds from sales	$—	$2,498
Gross realized capital losses	—	$21
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
Financial assets measured at fair value on a recurring basis on the condensed consolidated balance sheets at March 31, 2024 and December 31, 2023 were as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
March 31, 2024
Assets:
Cash and cash equivalents	Money market funds	$57,468	$—	$—	$57,468
Cash and cash equivalents	U.S. treasury bills	—	7,997	—	7,997
Marketable securities	U.S. treasury bills	21,822	57,619	—	79,441
Marketable securities	U.S. corporate bonds	—	21,272	—	21,272
Other non-current assets	Money market funds	1,925	—	—	1,925
Total assets		$81,215	$86,888	$—	$168,103

December 31, 2023
Assets:
Cash and cash equivalents	Money market funds	$59,199	$—	$—	$59,199
Cash and cash equivalents	U.S. treasury bills	—	27,901	—	27,901
Cash and cash equivalents	U.S. corporate bonds	—	6,001	—	6,001
Marketable securities	U.S. treasury bills	9,874	76,160	—	86,034
Marketable securities	U.S. corporate bonds	—	40,210	—	40,210
Marketable securities	Foreign corporate bonds	—	7,173	—	7,173
Other non-current assets	Money market funds	1,900	—	—	1,900
Total assets		$70,973	$157,445	$—	$228,418
The Company had no financial liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at March 31, 2024 and December 31, 2023.
There were no securities transferred into or out of Level 3 during the three months ended March 31, 2024 or 2023.
The following is a description, including valuation methodology, of the financial assets measured at fair value on a recurring basis:
Cash Equivalents
Cash equivalents at March 31, 2024 consisted of cash invested in short-term money market funds and debt securities with an original maturity of 90 days or less at the date of purchase. The carrying value of cash equivalents approximates fair value as maturities are less than three months. When quoted prices are available in an active market, cash equivalents are classified in Level 1 of the fair value hierarchy. Fair values of cash equivalent instruments that do not trade on a regular basis in active markets are classified as Level 2.
Marketable Securities and Other Non-Current Assets
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

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of March 31, 2024	As of December 31, 2023
Building and land	$11,728	$11,728
Leasehold improvements	809	802
Computer hardware and software	875	875
Office and lab equipment	10,672	9,961
Furniture and fixtures	1,787	1,550
	$25,871	$24,916
Accumulated depreciation	(9,224)	(8,283)
	16,647	16,633
Equipment not yet in service	46	558
Property and equipment, net	$16,693	$17,191
Depreciation expense was $941 and $764 for the three months ended March 31, 2024 and 2023, respectively.
Equipment not yet in service primarily consisted of lab equipment that had not been placed into service as of March 31, 2024 and December 31, 2023.
Other Non-current Assets
Other non-current assets consisted of the following:

	As of March 31, 2024	As of December 31, 2023
Operating lease right-of-use assets	$30,880	$31,385
Other	2,425	2,400
Other non-current assets	$33,305	$33,785
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of March 31, 2024	As of December 31, 2023
Accrued employee compensation and benefits	$5,387	$837
Accrued clinical trial costs	32,007	29,501
Operating lease liabilities - current portion	3,445	3,308
Other accrued expenses and other current liabilities	9,364	6,200
Accrued expenses and other current liabilities	$50,203	$39,846
6.   Shareholders' Equity
Changes in shareholders’ equity for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balances as of December 31, 2023	81,115,723	$887,528	$39,804	$(499,292)	$(65)	$427,975
Net loss	—	—	—	(179,504)	—	(179,504)
Issuance of common shares as payment for acquisition of IPR&D asset	242,958	10,347	—	—	—	10,347
Issuance of common shares as payment under license and other agreements	97,233	5,637	—	—	—	5,637
Issuance of common shares under 2022 Equity Incentive Plan	351,307	7,452	(5,296)	—	—	2,156
Non-cash share-based compensation expense	—	—	34,877	—	—	34,877
Other comprehensive loss	—	—	—	—	(41)	(41)
Balances as of March 31, 2024	81,807,221	$910,964	$69,385	$(678,796)	$(106)	$301,447

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
6.   Shareholders' Equity (Continued)

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balances as of December 31, 2022	68,190,479	$615,742	$13,869	$(91,124)	$284	$538,771
Net loss	—	—	—	(70,492)	—	(70,492)
Issuance of common shares under 2022 Equity Incentive Plan	22,000	504	(172)	—	—	332
Non-cash share-based compensation expense	—	—	3,765	—	—	3,765
Other comprehensive loss	—	—	—	—	(118)	(118)
Balances as of March 31, 2023	68,212,479	$616,246	$17,462	$(161,616)	$166	$472,258
April 2024 Public Offering
On April 22, 2024, the Company closed an underwritten public offering of 6,451,220 of its common shares, which included the exercise in full of the underwriters' option to purchase additional shares, at a price of $41.00 per share. The net proceeds raised in the offering, after deducting underwriting discounts and expenses of the offering payable by Biohaven, were approximately $247,830. The Company intends to use the net proceeds received from the offering for general corporate purposes.
Pyramid Acquisition
In January 2024, the Company acquired Pyramid pursuant to the Pyramid Agreement. In consideration for the Pyramid acquisition, Biohaven made an upfront payment of 255,794 common shares of the Company, valued at approximately $10,894. As of March 31, 2024, 242,958 of these common shares have been issued by the Company.
During the first quarter of 2024, the Company recorded $5,689 of R&D expense in the condensed consolidated statement of operations for a developmental milestone which became due under the Pyramid Agreement, to be paid in 98,129 common shares of the Company. As of March 31, 2024, 97,233 of these common shares have been issued by the Company. Refer to Note 10, "License, Acquisitions and Other Agreements" for further discussion of the Pyramid acquisition.
Equity Distribution Agreement
In October 2023, the Company entered into an equity distribution agreement pursuant to which the Company may offer and sell common shares having an aggregate offering price of up to $150,000 from time to time through or to the sales agent, acting as its agent or principal (the "Equity Distribution Agreement"). Sales of the Company's common shares, if any, will be made in sales deemed to be “at-the-market offerings”. The sales agent is not required to sell any specific amount of securities but will act as the Company's sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between the sales agent and the Company. The Company currently plans to use the net proceeds from any at-the-market offerings of its common shares for general corporate purposes. The Company did not issue or sell any shares under the Equity Distribution Agreement in the three months ended March 31, 2024.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
7. Accumulated Other Comprehensive (Loss) Income
Shareholders’ equity included the following activity in accumulated other comprehensive (loss) income for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net unrealized investment gains (losses):
Beginning of period balance	$3	$(145)
Other comprehensive loss before reclassifications(1)	(35)	(154)
Amounts reclassified from accumulated other comprehensive loss(1)(2)	—	21
Other comprehensive loss(1)	(35)	(133)
End of period balance	(32)	(278)

Foreign currency translation adjustments:
Beginning of period balance	(68)	429
Other comprehensive (loss) income(1)	(6)	15
End of period balance	(74)	444
	—
Total beginning of period accumulated other comprehensive (loss) income	(65)	284
Total other comprehensive loss	(41)	(118)
Total end of period accumulated other comprehensive (loss) income	$(106)	$166
(1) There was no tax on other comprehensive (loss) income and immaterial tax on amounts reclassified from accumulated other comprehensive (loss) income during the period.
(2) Amounts reclassified from accumulated other comprehensive (loss) income for specifically identified debt securities are included in other income, net on the condensed consolidated statement of operations.
8. Non-Cash Share-Based Compensation
Non-Cash Share-based Compensation Expense
The Company measures non-cash share-based compensation at the grant date based on the fair value of the award and recognizes non-cash shared-based compensation as expense over the requisite service period of the award (generally three years) using the straight-line method. Non-cash share-based compensation expense, consisting of expense for share options, restricted share units ("RSUs"), performance share options, and the Employee Share Purchase Plan ("ESPP"), was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2024	2023
Research and development expenses	$21,291	$2,241
General and administrative expenses	13,586	1,524
Total non-cash share-based compensation expense	$34,877	$3,765
Share Options
All share option grants are awarded at fair value on the date of grant. The fair value of share options is estimated using the Black-Scholes option pricing model. Stock options generally expire 10 years after the grant date.
The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company's common shares for those share options that had exercise prices lower than the fair value of the Company's common shares at March 31, 2024.
As of March 31, 2024, total unrecognized compensation cost related to the unvested share options was $98,017, which is expected to be recognized over a weighted average period of 2.47 years, which does not consider the impact of a change in control. The weighted average grant date fair value per share of share options granted under the Company's share option plan during the three months ended March 31, 2024 and 2023 was $30.82 and $11.23, respectively. The Company expects approximately 8,311,185 of the unvested stock options to vest over the requisite service period.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
8.   Non-Cash Share-Based Compensation (Continued)
The following table is a summary of the Company's share option activity for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2023	11,379,429	$11.48
Granted	2,380,017	$42.20
Exercised	(257,987)	$8.73
Forfeited	(8,500)	$22.53
Outstanding as of March 31, 2024	13,492,959	$16.95	8.92	$509,307
Options exercisable as of March 31, 2024	5,181,774	$9.46	8.77	$213,894
Vested and expected to vest as of March 31, 2024	13,492,959	$16.95	8.92	$509,307
Restricted Share Units
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
As of March 31, 2024, there was $10,174 of total unrecognized compensation cost related to Company RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.77 years, which does not consider the impact of a change in control. The total fair value of RSUs vested during the three months ended March 31, 2024 was $3,693.
The following table is a summary of the RSU activity for the three months ended March 31, 2024:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	—	$—
Granted	348,511	$42.36
Forfeited	(1,125)	$41.93
Vested	(87,184)	$42.36
Unvested as of March 31, 2024	260,202	$42.36
9.   Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven was calculated as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(179,504)	$(70,492)
Denominator:
Weighted average common shares outstanding—basic and diluted	81,601,826	68,206,879
Net loss per share — basic and diluted	$(2.20)	$(1.03)
The Company's potential dilutive securities include share options which have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders of the Company is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
9. Net Loss Per Share (Continued)
common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2024	2023
Options to purchase common shares	13,492,959	9,083,715
Restricted share units	260,202	—
Total	13,753,161	9,083,715
10.  License, Acquisitions and Other Agreements
The Company has entered into various licensing, developmental and acquisition agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront fees, milestone payments upon achievement of certain developmental, regulatory and commercial and sales milestones, as well as sales-based royalties, with percentages that vary by agreement.
License and Other Agreements
As of March 31, 2024, the Company has potential future developmental, regulatory and commercial milestone payments under its license and other agreements of up to approximately $140,650, $642,350, and $2,150,450, respectively. See below for a detailed discussion of these agreements. The Company has not recorded these potential contingent consideration payments as liabilities in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at March 31, 2024.
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
The Yale Agreement was amended and restated in May 2019. As of March 31, 2024, under the amended Yale Agreement, the Company has remaining contingent regulatory approval milestone payments of up to $2,000 and annual royalty payments of a low single-digit percentage based on net sales of riluzole-based products from the licensed patents or from products based on troriluzole. Under the amended and restated agreement, the royalty rates are reduced as compared to the original agreement. In addition, under the amended and restated agreement, the Company may develop products based on riluzole or troriluzole. The amended and restated agreement retains a minimum annual royalty of up to $1,000 per year, beginning after the first sale of product under the agreement. If the Company grants any sublicense rights under the Yale Agreement, it must pay Yale University a low single-digit percentage of sublicense income that it receives.
For the three months ended March 31, 2024 and 2023, the Company did not record any material milestone or royalty payments under the Yale Agreement.
In January 2021, the Company entered into a worldwide, exclusive license agreement with Yale University for the development and commercialization of a novel Molecular Degrader of Extracellular Protein ("MoDE") platform (the "Yale MoDE Agreement"). The platform pertains to the clearance of disease-causing protein and other biomolecules by targeting them for lysosomal degradation using multi-functional molecules. The Yale MoDE Agreement includes an obligation to pay a minimum annual royalty of up to $1,000 per year, and low single digit royalties on the net sales of licensed products. If the Company grants any sublicense rights under the Yale MoDE Agreement, it must pay Yale University a low single-digit percentage of sublicense income that it receives. As of March 31, 2024, under the Yale MoDE Agreement, the Company has remaining contingent development and commercial milestone payments of up to $650 and $2,950, respectively. The Yale MoDE Agreement terminates on the later of twenty years from the effective date, twenty years from the filing date of the first investigational new drug application for a licensed product or the last to expire of a licensed patent.
For the three months ended March 31, 2024 the Company recorded research and development expense of $150 related to a developmental milestone under the Yale MoDE Agreement. For the three months ended March 31, 2023, the Company did not record any material milestone or royalty payments under the Yale MoDE Agreement.
ALS Biopharma Agreement
In August 2015, the Company entered into an agreement (the "ALS Biopharma Agreement") with ALS Biopharma and Fox Chase Chemical Diversity Center

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10.  License, Acquisitions and Other Agreements (Continued)
Inc. ("FCCDC"), pursuant to which ALS Biopharma and FCCDC assigned the Company their worldwide patent rights to a family of over 300 prodrugs of glutamate modulating agents, including troriluzole, as well as other innovative technologies. Under the ALS Biopharma Agreement, the Company is obligated to use commercially reasonable efforts to commercialize and develop markets for the patent products. As of March 31, 2024, under the ALS Biopharma Agreement, the Company has remaining contingent regulatory approval milestone payments of up to $4,000, as well as royalty payments of a low single-digit percentage based on net sales of products licensed under the ALS Biopharma Agreement, payable on a quarterly basis.
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
For the three months ended March 31, 2024 and 2023, the Company did not record any material milestone or royalty payments under the ALS Biopharma Agreement.
Taldefgrobep Alfa License Agreement
In February 2022, following the transfer of intellectual property, the Company announced that it entered into a worldwide license agreement with BMS for the development and commercialization rights to taldefgrobep alfa (also known as BMS-986089), a novel, Phase 3-ready anti-myostatin adnectin (the "Taldefgrobep Alfa License Agreement").
As of March 31, 2024, under the Taldefgrobep Alfa License Agreement, the Company has remaining contingent regulatory approval milestone payments of up to $200,000, as well as tiered, sales-based royalty percentages from the high teens to the low twenties. There were no upfront or contingent payments to BMS related to the Taldefgrobep Alfa License Agreement.
For the three months ended March 31, 2024 and 2023, the Company did not record any material milestone or royalty payments under the Taldefgrobep Alfa License Agreement.
Agreement with Hangzhou Highlightll Pharmaceutical Co. Ltd.
In March 2023, the Company and Hangzhou Highlightll Pharmaceutical Co. Ltd. ("Highlightll") entered into an exclusive, worldwide (excluding People’s Republic of China and its territories and possessions) license agreement (the "Highlightll Agreement") pursuant to which Biohaven obtained the right to research, develop, manufacture and commercialize Highlightll’s brain penetrant dual TYK2/JAK1 inhibitor program. In connection with the Highlightll Agreement, the Company was obligated to pay Highlightll a cash payment of $10,000 and 721,136 common shares (collectively, "the Highlightll Upfront Payments"), upon the completion of certain post-closing activities. In December 2023, the Company entered into a second amendment to the Highlightll Agreement, which granted the Company an exclusive option and right of first refusal to any Selective TYK2 Inhibitor being developed by or on behalf of Highlightll or its affiliates and provided for the payment of the Highlightll Upfront Payments. As a result, the Company made a $10,000 cash payment and issued 721,136 shares, valued at $21,814 to Highlightll during the fourth quarter of 2023, which was recorded as R&D expense during the fourth quarter of 2023.
As of March 31, 2024, under the Highlightll Agreement, the Company has remaining contingent development, regulatory approval, and commercial milestone payments of up to $75,000, $37,500, and $837,500, respectively. Additionally, the Company has agreed to make tiered royalty payments as a percentage of net sales starting at mid single digits and peaking at low teens digits. During the royalty term, if the Company offers to include China clinical sites in its Phase 3 study sufficient for submission to Chinese National Medical Products Administration and Highlightll, at its sole discretion, agrees, then Highlightll will pay royalties in the low tens digits to the Company on China sales upon approval.
The Highlightll Agreement terminates on a country-by-country basis upon expiration of the royalty term and can also be terminated if certain events occur, e.g., material breach or insolvency.
For the three months ended March 31, 2024 and 2023, the Company did not record any material milestone or royalty payments related to the Highlightll Agreement.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10.  License, Acquisitions and Other Agreements (Continued)
Other Agreements
In addition to the agreements detailed above, the Company has entered into various other license agreements and development programs. The Company records milestones and other payments, including funding for research arrangements, which become due under these agreements to research and development expense in the condensed consolidated statements of operations and comprehensive loss. Amounts recorded for the period were as follows:

	Three Months Ended March 31,
	2024	2023
Milestone payments	$1,500	$—
For the three months ended March 31, 2024 and 2023, the Company did not make any upfront payments under these agreements.
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
As of March 31, 2024, under the Purchase Agreement, the Company had remaining success-based payments comprised of (i) up to $300,000 based on developmental and regulatory milestones through approvals in the United States, EMEA and Japan for the lead asset, BHV-7000 (formerly known as KB-3061), (ii) up to $250,000 based on developmental and regulatory milestones for the Kv7 pipeline development in other indications and additional country approvals, and (iii) up to $562,500 for commercial sales-based milestones of BHV-7000. Additionally, the Company has agreed to make scaled royalty payments in cash for BHV-7000 and the pipeline programs, with percentages starting at high single digits and peaking at low teens for BHV-7000 and starting at mid-single digits and peaking at low tens digits for the pipeline programs.
The Company has not recorded any of the remaining contingent consideration payments to Knopp as a liability in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at March 31, 2024.
On May 3, 2024, the Company entered into an amendment to the Purchase Agreement (the “Amendment”) under which the parties thereto agreed to replace the scaled high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for BHV-7000 and the pipeline programs. The parties also agreed to reduce the success-based payments payable under the Purchase Agreement by removing all developmental and commercial sales-based milestones and reducing the regulatory milestones to up to $210,000 based on regulatory approvals in the United States and EMEA for BHV-7000 ($25,000 of which has already been paid) and up to an additional $60,000 based on regulatory approval in the United States for the other Kv7 pipeline programs. The Company retains the ability to pay these contingent milestone payments in cash or in Biohaven Shares at Biohaven's election, subject to the same increases if the Company elects to pay in Biohaven Shares.
In consideration of the revisions to the success-based payment and royalty payment obligations, the Company agreed to issue to Knopp 1,872,874 Biohaven Shares, valued at approximately $75,000, through a private placement within 60 days of the date of execution of the Amendment (the “2024 Additional Consideration”) and additional Biohaven Shares with an approximate value of $75,000 within 60 days of the first anniversary of execution of the Amendment (the “2025 Additional Consideration”). The Company has also given Knopp the option to request a one-time cash true-up payment from the Company in December 2024 in the event that Knopp continues to hold the Biohaven Shares representing the 2024 Additional Consideration and the value of such shares has declined, and a one-time cash true-up payment from the Company in December 2025 in the event that Knopp continues to hold the Biohaven Shares representing the 2025 Additional Consideration and the value of such shares has declined, in each case, subject to certain conditions.
As further consideration for the revisions to the success-based payment and royalty payment obligations in the Amendment, the Company issued to Knopp a warrant (the “Warrant”) to purchase 294,195 Biohaven Shares at a purchase price per share of $67.98, subject to certain specified development milestones and the Company achieving a specified market capitalization.
Pyramid Acquisition
In January 2024, the Company acquired Pyramid Biosciences, Inc. (“Pyramid”), pursuant to an Agreement and Plan of Merger, dated January 7, 2024 ("the Pyramid Agreement"). In consideration for the Pyramid

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10.  License, Acquisitions and Other Agreements (Continued)
acquisition, Biohaven made an upfront payment of 255,794 common shares of the Company, valued at approximately $10,894.
The Company accounted for this purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, IPR&D. The IPR&D asset has no alternative future use and relates primarily to BHV-1510. There was no material value assigned to any other assets or liabilities acquired in the acquisition. As such, the upfront payment discussed above was recorded as a charge to research and development ("R&D") expense in the accompanying condensed consolidated statements of operations during the three months ended March 31, 2024.
As of March 31, 2024, under the Pyramid Agreement, the Company has remaining success-based payments comprised of (i) up to $5,000 based on developmental and regulatory milestones for the lead asset, BHV-1510 (formerly known as PBI-410), (ii) up to an additional $30,000 based on developmental and regulatory milestones for a second asset (formerly known as PBI-200) and (iii) up to $40,000 for commercial sales-based milestones of BHV-1510. Contingent developmental and regulatory milestone payments may be paid in cash or Biohaven common shares at the election of Biohaven and commercial sales-based milestones are to be made in cash.
The Company has not recorded any of the remaining contingent consideration payments as a liability in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at March 31, 2024.
During the three months ended March 31, 2024, the Company recorded $5,689 of R&D expense in the condensed consolidated statement of operations and comprehensive loss for a developmental milestone which became due under the Pyramid Agreement, to be paid in 98,129 common shares of the Company. See Note 6, "Shareholders' Equity" for discussion of common shares issued to as part of the Pyramid Agreement.
11.   Commitments and Contingencies
Lease Agreements
The Company leases certain office and laboratory space. Other than the Pittsburgh Centre Avenue Lease described below, there have been no material changes to the lease obligations from those disclosed in Note 11,
"Commitments and Contingencies" to the consolidated financial statements included in the 2023 Form 10-K.
Pittsburgh Centre Avenue Lease Agreement
In March 2024, the Company entered into a lease agreement in Pittsburgh, Pennsylvania for lab space (the "Pittsburgh Centre Avenue Lease"), which will be used to support the research and development of the Company's ion channel platform and replace the Company's current operating lease in Pittsburgh. The lease is expected to commence in mid 2025 after substantial completion of building improvements, and has a term of 122 months, with an option to extend for one additional period of 60 months. The Company expects to record the Pittsburgh Centre Avenue Lease as an operating lease. The Company has annual commitments relating to the Pittsburgh Centre Avenue Lease ranging from $1,859 to $2,373, excluding any additional tenant improvement allowance that would increase the base rent.
Research Commitments
The Company has agreements with several contract manufacturing organizations ("CMOs") and contract research organizations ("CROs") to provide products and services in connection with the Company’s preclinical studies and clinical trials. As of March 31, 2024, the Company had no remaining maximum research commitments in excess of one year.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  Commitments and Contingencies (Continued)

on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2024 or December 31, 2023.
License, Acquisition and Other Agreements
The Company has entered into licensing, developmental and acquisition agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 10, "License, Acquisitions and Other Agreements").
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
Under the Moda Agreement, the Company paid Moda an upfront cash payment of $2,700 and 37,836 shares of the Former Parent valued at approximately $3,243. In addition, Moda will be eligible to receive additional development and regulatory milestone payments of up to $81,612 and commercial milestone payments of up to $30,171. The Moda Agreement has a term of four years and may be terminated earlier by the Company or Moda under certain circumstances including, for example, the Company's discontinuation of research on the MoDE platform or default. In August 2023, the Company entered into an amendment to the Moda Agreement with Moda. Under the amendment, Moda will be eligible to receive development and regulatory milestone payments up to $25,200 and commercial milestone payments up to $23,000, in addition to the milestones noted above.
For the three months ended March 31, 2024 the Company recorded research and development expense of $850 related to developmental milestones under the Moda Agreement. For the three months ended March 31, 2023, the Company did not record any material milestone payments related to the Moda Agreement.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of
March 31, 2024, there were no matters which would have a material impact on the Company’s financial results.
12. Income Taxes
The following table provides a comparative summary of the Company's income tax provision and effective income tax rate for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Income tax provision	$569	$939
Effective income tax rate	0.3%	1.4%
The decrease in income tax provision for the three months ended March 31, 2024 as compared to the same period in 2023 was primarily attributable to the Company adopting the guidance contained in a Notice of Proposed Rule Making issued during the third quarter of 2023 by the United States Internal Revenue Service ("the Notice"). The Notice provides clarity regarding the Company’s ability to immediately deduct certain R&D expenditures which were incurred in the US and reimbursed by the Company’s foreign parent. Previously these expenditures were capitalized, as was generally required under the Tax Cuts and Jobs Act, which was effective for tax years beginning on or after January 1, 2022.
13. Related Party Transactions
Relationship with the Former Parent
Upon the effectiveness of the Separation on October 3, 2022, the Former Parent ceased to be a related party of the Company.
On October 3, 2022, the Company entered into agreements with the Former Parent in connection with the Separation, including a Transition Services Agreement. For a full discussion of agreements entered into with the Former Parent, refer to Note 14, "Related Party Transactions" to the consolidated financial statements included in the 2023 Form 10-K. The Company did not record any material income for transition services provided to the Former Parent during the three months ended March 31, 2024. For the three months ended March 31, 2023, the Company recorded $3,885 in other income reflecting transition services provided to the Former Parent.

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
For the three months ended March 31, 2024 and 2023, the Company recorded $445 and $851, respectively, in research and development expense, including certain administrative expenses, related to the Yale MoDE Agreement, the Yale Agreement, and the 2023 Yale SRA (the "Yale Agreements"). As of March 31, 2024, the Company did not owe any amounts to Yale University.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K") filed with the Securities and Exchange Commission (the “SEC”). Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC.
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
Overview
We are a biopharmaceutical company focused on the discovery, development, and commercialization of life-changing treatments in key therapeutic areas, including immunology, neuroscience, and oncology. We are advancing our innovative portfolio of therapeutics, leveraging our proven drug development experience and multiple proprietary drug development platforms. Our extensive clinical and preclinical programs include Kv7 ion channel modulation for epilepsy and mood disorders; extracellular protein degradation for immunological diseases; Transient Receptor Potential Melastatin 3 ("TRPM3") antagonism for migraine and neuropathic pain; Tyrosine Kinase 2/Janus Kinase 1 ("TYK2/JAK1") inhibition for neuroinflammatory disorders; glutamate modulation for obsessive-compulsive disorder (“OCD”) and spinocerebellar ataxia ("SCA"); myostatin inhibition for neuromuscular and metabolic diseases, including spinal muscular atrophy ("SMA") and obesity; antibody recruiting bispecific molecules ("ARMs") and antibody drug conjugates ("ADCs") for cancer.
Separation from Biohaven Pharmaceutical Holding Company Ltd.
On October 3, 2022, Biohaven Pharmaceutical Holding Company Ltd. (the “Former Parent”) completed the distribution (the “Distribution”) to holders of its common shares of all of the outstanding common shares of Biohaven Ltd. and the spin-off of Biohaven Ltd. from the Former Parent (the “Spin-Off”) described in Biohaven’s Information Statement attached as Exhibit 99.1 to Biohaven’s Registration Statement on Form 10, as amended (Reg. No. 001-41477). Collectively, we refer to the Distribution and Spin-Off throughout this Quarterly Report on Form 10-Q as the "Separation." As a result of the Separation, Biohaven Ltd. became an independent, publicly traded company as of October 3, 2022, and commenced regular way trading under the symbol “BHVN”’ on the New York Stock Exchange (the "NYSE") on October 4, 2022. Where we describe historical business activities in this report, we do so as if the Former Parent’s activities related to such assets and liabilities had been performed by the Company.

Clinical-Stage Milestones
Our clinical-stage milestones include the following:

Glutamate Modulation Platform
The most advanced product candidate from our glutamate receptor antagonist platform is troriluzole (previously referred to as trigriluzole and BHV-4157), which is currently in two Phase 3 trials in OCD and, for which we submitted a new drug application (“NDA”) in Spinocerebellar Ataxia Type 3 (“SCA3”) to the U.S. FDA and marketing authorisation application ("MAA") to the European Medicines Agency ("EMA"). Troriluzole is also being evaluated by the Global Coalition for Adaptive Research ("GCAR") as part of Glioblastoma Adaptive Global Innovative Learning Environment - NCT03970447 ("GBM AGILE"), a revolutionary patient-centered, adaptive platform trial for registration that tests multiple therapies for patients with newly-diagnosed and recurrent glioblastoma ("GBM"). Other product candidates include BHV-5500, which is an antagonist of the glutamate N-methyl-D-aspartate (“NMDA”) receptor and its oral prodrug BHV-5000.
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
Based on the findings of further analyses performed and the debilitating nature of SCA, in May 2023 we announced that we submitted a New Drug Application ("NDA") to the FDA for troriluzole for the treatment of SCA3. In July 2023, the FDA informed us that it would not review the recently submitted NDA application for troriluzole given that the study's primary endpoint was not met and thus, would not permit a substantive review. In followup to the regulatory decision on the NDA application, we held followup meetings with the FDA regarding the SCA data.

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
In January 2024, we announced plans to conduct a pre-planned interim analysis ("IA") to evaluate efficacy in the first of our two Phase 3 studies in OCD. The IA was planned to be conducted by an independent Data Monitoring Committee after approximately 70% of subjects in the primary analysis population reached the primary endpoint. The Data Monitoring Committee convened in the second quarter of 2024 to review the IA and informed the Company that the study may continue. As such, we continue enrolling patients in the first Phase 3 study in OCD and expect that this study will be fully enrolled in the first quarter of 2025.
There is a similarly designed pre-planned IA for the second Phase 3 study in OCD, with topline results from this IA anticipated in the fourth quarter of 2024.
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
In April 2024, we announced that the FDA granted "rare pediatric disease" designation for taldefgrobep alfa. The designation provides for the potential for taldefgrobep to receive a priority review voucher (“PRV”) if ultimately approved for the indication of SMA.
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
We plan to initiate a Phase 2 clinical trial of taldefgrobep in the management of metabolic disease in the second half of 2024. The study will evaluate the ability of taldefgrobep to maintain lean mass muscle as an adjunctive to standard of care GLP-1 therapy in adults living with overweight and obesity (see figure below for anticipated trial design).

Ion Channel Platform
Kv7
BHV-7000
In April 2022, we closed the acquisition from Knopp Biosciences LLC (“Knopp”) of Channel Biosciences, LLC, a wholly owned subsidiary of Knopp owning the assets of Knopp’s Kv7 channel targeting platform, pursuant to a Membership Interest Purchase Agreement, dated February 24, 2022 (the "Purchase Agreement"). The acquisition of the Kv7 channel targeting platform added the latest advances in ion-channel modulation to our growing neuroscience portfolio. BHV-7000 (formerly known as KB-3061), the lead asset from the Kv7 platform is an activator of Kv7.2/Kv7.3, a key ion channel involved in neuronal signaling and in regulating the hyperexcitable state in epilepsy.
In the second quarter of 2022, our Clinical Trial Application for BHV-7000 was approved by Health Canada, and we subsequently began Phase 1 clinical development. First-in-human single ascending dose ("SAD") and multiple ascending dose ("MAD") studies have now been completed. BHV-7000 was well-tolerated at all dose levels in both studies with no SAEs and no dose-limiting toxicities.

In 2023, we initiated a Phase 1 open-label electroencephalogram ("EEG") study designed to evaluate the effects of BHV-7000 on changes from baseline in EEG spectral power after administration of single doses of BHV-7000 (10, 25, or 50 mg) to healthy adult volunteers. BHV-7000 was well-tolerated at all doses studied and EEG data showed dose-dependent increases in brain spectral power, with minimal power increase in the delta frequency band and the highest spectral power increases in the alpha, beta, and gamma frequency bands. The minimal impact of BHV-7000 on slower frequencies (i.e., delta) is consistent with the low incidence of central nervous system ("CNS") adverse events, in particular somnolence, seen in the BHV-7000 Phase 1 SAD/MAD studies, and the study results confirm the CNS activity of BHV-7000 at projected therapeutic concentrations.
Based on the results from the EEG study and the safety profile in SAD/MAD trials, along with PK data from a new once-daily extended-release (“ER”) formulation, Biohaven plans on exploring three oral dose levels of once-daily BHV-7000 (25 mg, 50 mg, and 75 mg) in the Phase 2/3 clinical trials in epilepsy and mood disorders. This dosing approach with a Kv7 activator will allow for assessment of distinct target concentrations over a wide range, above and below EC50 drug concentrations efficacious in nonclinical models, not previously feasible with drugs in this class.
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
In January 2024, we completed our End-of-Phase 2 meeting with the FDA to advance to Phase 3 trials and announced that more than 110 global clinical sites have been selected in the first of two focal epilepsy trials. Enrollment in our Phase 2/3 program commenced in the first quarter of 2024. The two pivotal studies evaluating the efficacy of BHV-7000 in refractory focal epilepsy are planned as randomized, double-blind, placebo-controlled, 8- and 12-week trials with a primary endpoint of change from baseline in 28-day average seizure frequency in adults with focal epilepsy. One of the focal epilepsy studies will evaluate 25 mg and 50 mg doses of BHV-7000 and the second study will evaluate 50 mg and 75 mg doses of BHV-7000 (see figure below).

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

In addition to the focal epilepsy program, we initiated a Phase 2/3 study of BHV-7000 in idiopathic generalized epilepsy ("IGE") in the second quarter of 2024. The pivotal study evaluating the efficacy of BHV-7000 with IGE is planned as a randomized, double-blind, placebo-controlled 24-week time-to-event trial with a primary endpoint of time to second generalized seizure in adults and adolescents with IGE (see figure below).

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

Mood Disorders
Approximately 1 in 5 adults in the US are living with neuropsychiatric illnesses that are, in turn, associated with inadequate treatment, poor quality of life, disability, and considerable direct and indirect costs. There is significant unmet need for novel and effective therapeutic options that are not limited by long latency periods to clinical effects, low response rates, and significant risks and side effects. Increasing evidence from animal models and clinical trials now suggests that Kv7.2/7.3 targeting drugs offer the potential to treat a spectrum of these neuropsychiatric diseases including, but not limited to, mood disorders, such as major depressive disorder ("MDD"), bipolar disorder and anxiety.
Major Depressive Disorder
We initiated a Phase 2 clinical trial with BHV-7000 for the treatment of MDD in the second quarter of 2024. We anticipate the study will be a 6 week, randomized, double-blind, placebo-controlled trial in approximately 300 subjects, with a primary endpoint of measurement on the Montgomery-Asberg Depression Rating Scale ("MADRS").
Bipolar disorder
We also initiated a Phase 2/3 clinical trial with BHV-7000 for the treatment of bipolar disorder in the second quarter of 2024. We expect the study to be a 3 week, randomized, double-blind, placebo-controlled trial in approximately 256 subjects, with a primary endpoint of measurement on the Young Mania Rating Scale ("YMRS").
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
Neuropathic Pain
We are currently evaluating the activity of BHV-7000 and other compounds from our proprietary series of selective Kv7.2/7.3 activators in multiple preclinical models of neuropathic pain.
Migraine
We are currently exploring BHV-7000 as a potential treatment for migraine. Kv7.2/7.3 openers have shown significant activity in cortical spreading depression models of migraine.
TRPM3 Ion Channel Antagonists
In January 2022, we entered into an Exclusive License and Research Collaboration Agreement with Katholieke Universiteit Leuven ("KU Leuven") to develop and commercialize TRPM3 antagonists to address the growing proportion of people worldwide living with chronic pain disorders (the "KU Leuven Agreement"). The TRPM3 antagonist platform was discovered at the Centre for Drug Design and Discovery and the Laboratory of Ion Channel Research at KU Leuven. Under the KU Leuven Agreement, we receive exclusive global rights to develop, manufacture and commercialize KU Leuven's portfolio of small-molecule TRPM3 antagonists. The portfolio includes the lead candidate, henceforth known as BHV-2100.
BHV-2100
BHV-2100 is an orally-bioavailable small molecule antagonist of TRPM3. TRPM3 is expressed in the relevant human tissue types for neuropathic pain, and both preclinical models and human genetics implicate TRPM3 in pain signaling. We have an ongoing Phase 1 study of BHV-2100. The Phase 1 study is a randomized, double-blind, placebo-controlled, SAD/MAD study in healthy subjects to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of BHV-2100. Single ascending dose and multiple ascending dose cohorts are ongoing (including subjects randomized to placebo) with ascending dose levels. Each SAD dose cohort will be initiated with sentinel dosing. Dose levels for subsequent cohorts are determined based on available PK, PD, safety and tolerability from previous cohort(s). Up to approximately 88 subjects are planned to be evaluated.
Migraine
We expect to initiate a BHV-2100 Phase 2 study in acute migraine in the second half of 2024. We are evaluating and have not yet finalized clinical trial design, including trial size, and primary and secondary endpoints for the anticipated clinical trial.
Neuropathic Pain
BHV-2100 is also being developed as a potential non-opioid treatment for neuropathic pain. We are evaluating the ability of BHV-2100 to reduce pain behaviors across several preclinical models of neuropathic pain, including chemotherapy induced neuropathy, diabetic neuropathy, and nerve injury. The Company expects to conduct a proof of concept study for neuropathic pain in the second half of 2024.
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

BHV-8000
Dysregulation of the immune system has been implicated in several neurodegenerative and neuroinflammatory disorders including Parkinson's disease, multiple sclerosis, Alzheimer's disease, amyotrophic lateral sclerosis and autoimmune encephalitis. Over-active immune cells and microglia driving chronic neuroinflammation result in release of cytokines with activation of leukocytes and is thought to contribute to neuronal injury, death, gliosis, and demyelination. The TYK2 and JAK1 signal transduction pathways mediate highly complementary immune and inflammatory signaling events. Targeted, small-molecule therapies that inhibit TYK2 or JAK kinases have separately demonstrated robust efficacy in autoimmune, dermatologic and gastrointestinal disorders. TYK2 is a validated immune target as evidenced by a recent peripheral program that gained FDA approval, and there are multiple additional peripheral non-CNS programs in clinical development. Brain penetrant inhibitors of TYK2/JAK1 have the potential to bring this validated immune target to brain disorders.
There are currently no brain penetrant, selective, dual TYK2/JAK1 inhibitors approved for brain disorders. In May 2023, we began dosing with BHV-8000 (previously TLL-041), in a Phase 1 study in normal healthy volunteers. The planned Phase 1 study is a randomized, double-blind, placebo-controlled, sequential parallel group, SAD/MAD study in healthy subjects to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics ("PD") of BHV-8000 following oral administration. In this study, SAD and MAD cohorts are completed and ongoing (including subjects randomized to placebo) with up to 6 dose levels. Each SAD dose cohort will be initiated with sentinel dosing, e.g., one active and placebo patient will be dosed simultaneously. Doses for subsequent cohorts are determined based on available PK, PD, safety and tolerability from previous cohort(s). Up to 40 subjects are planned to be evaluated with approximately 30 subjects randomized to receive active drug and approximately 10 subjects randomized to receive placebo in a double-blind fashion. In July 2023, we reported that we had successfully dosed three dose cohorts with single ascending doses of BHV-8000 in the ongoing Phase 1 study. Based on the preliminary data that are available, BHV-8000 achieved projected therapeutic concentrations and was well tolerated with only mild adverse events reported.
We anticipate beginning Phase 2 clinical trials with BHV-8000 in the second half of 2024 targeting neuroinflammatory conditions, potentially including Amyloid-Related Imaging Abnormalities ("ARIA") in Alzheimer’s disease, Alzheimer's disease, Parkinson's disease and multiple sclerosis. We are evaluating and have not yet finalized clinical trial designs, including trial size, and primary and secondary endpoints for these anticipated clinical trials.
MoDE Degraders
Bispecific Molecular Degraders of Extracellular Proteins
Molecular Degraders of Extracellular Proteins (“MoDEs”) are bispecific molecules that target pathologic circulating proteins and direct them to the liver (or other organ systems) for degradation by the endosomal/lysosomal pathway. Our MoDE platform is being explored for use in a wide range of therapeutic areas, including indications in immune-mediated diseases, cancer and other diseases. We are planning for MoDEs to be administered as intravenous or subcutaneous formulations. We expect to initiate a total of 4 Investigational New Drug Applications or the foreign equivalent ("IND") for the degrader program in 2024.
BHV-1400
BHV-1400 is a MoDE which is being developed to target Gd-IgA for the treatment of IgA Nephropathy. Specific removal of pathogenic Gd-IgA and associated circulating immune complexes with preservation of normal IgA potentially permits disease remission without incurring an infection risk. We shared preliminary data demonstrating the chimeric antibody-ASGPR ligand conjugate specifically mediated endocytosis of Gd-IgA1, as opposed to normal IgA1 and IgA2, in an endocytosis assay with ASGPR-expressing cell lines, and that MoDE degraders successfully internalize and degrade these immune-complexes. We expect to initiate Phase 1 studies of BHV-1400 in the second half of 2024. We are evaluating and have not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.
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

BHV-1300: NHP Pharmacodynamics

Timeframe
Dose
150
100
50
0
% change / T_0
0
Time
Control
BHV1300 Dose 1
BHV1300 Dose 2
BHV1300 Dose 3
BHV1300 Dose 4

Maximal lowering across FcRn inhibitors is 60-80% within approximately 7 to 21 days after initiation of single or multiple doses, respectively, in cynomolgus. In contrast, a single dose of BHV-1300 lowers IgG by approximately 75 to 80% after approximately 2 days, and after three rapid doses to greater than 90% lowering. The length of significant exposure to BHV-1300 is approximately one day within the dosage interval compared to continuous exposure required of the FcRn inhibitors. Mechanism related liabilities of FcRn inhibitors seen in animals and man, including hypoalbuminemia and hypercholesterolemia, are not expected and do not occur with BHV-1300 in cynomolgus. See figures below comparing the speed and depth of lowering to FcRn inhibitors.
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
14
21
Time (days)

* Adapted from BLA 761154, IND 116471, Study no. r-fkb327-01
The Phase 1 SAD study examining BHV-1300 in healthy subjects was initiated in the first quarter of 2024. The FDA indicated that the MAD assessment of BHV-1300 should be performed in a relevant patient population. Upon completion of the SAD study, we are planning the MAD portion of the study in a relevant patient population with the possibility of benefit from BHV-1300. The Phase 1 study is a randomized, open-label, placebo-controlled, SAD study in healthy subjects to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of BHV-1300. Each dose cohort will be initiated with sentinel dosing. Dose levels for subsequent cohorts will be determined based on available PK, PD, safety and tolerability from previous cohort(s).
A preliminary summary update regarding the Company’s ongoing Phase 1 SAD study with BHV-1300 was released on April 15, 2024. An additional summary update from the ongoing BHV-1300 SAD study is planned for May 29, 2024, and will include preliminary safety and pharmacodynamic information from at least 3 low dose cohorts that have completed by that time. A total of approximately 6-8 dose cohorts are expected to be completed with a broader range of topline safety, pharmacokinetic and pharmacodynamic data from the SAD expected in the the second half of 2024.
In the April 2024 update, we provided preliminary safety and IgG lowering data from our ongoing single ascending dose study of BHV-1300. In the study, 16 subjects completed two dosing cohorts to date, with 1 sentinel subject treated with BHV-1300 in each cohort prior to dosing other subjects. Given BHV-1300’s novel mechanism of action, robust data collection with Safety Review Committee meeting to review at least two weeks of follow-up data for each cohort before next dose group; review includes cumulative safety, pharmacokinetics and pharmacodynamic assessment. All cohorts have proceeded as initially planned without any cohort expansion or interruption.
To date, BHV-1300 has been safe and well-tolerated with no SAEs or moderate or severe adverse events AEs observed. Only mild AEs have been observed, which have been judged not to be related to BHV-1300 with most resolving spontaneously. No clinically significant laboratory abnormalities (including liver function tests ("LFTs") and albumin) or ECG changes have been observed to date. Preliminary IgG lowering data is consistent with modeling based on non-clinical experience, with dose- and time-dependent IgG lowering observed even in initial low dose cohorts. Reductions were greater for IgG1, IgG2 and IgG4 subclasses compared to IgG3; BHV-1300 was designed to spare IgG3.
Our MAD studies of BHV-1300 are anticipated to initiate in the second half 2024. We are evaluating and have not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.
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
BHV-1600
BHV-1600 is a selective MoDE designed to remove circulating agonistic antibodies of all isotypes and subclasses directed against myocardial beta-1 adrenergic receptor ("β-1 AR") through hepatic ASGPR binding and hepatocellular degradation. This molecule was created using a peptide that mimics the antigenic epitope common to most patients with autoantibodies directed to β-1 AR. This peptide mimics the native sequence such that circulating antibodies are efficiently trapped and subsequently removed by hepatic endocytosis through the ASGPR receptor. As these agonistic antibodies will be markedly depleted, the rapid cessation of inappropriate agonism of the myocardial β-1 AR receptors should result in rapid reversal of symptoms, as precedented with plasmapheresis.
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
Antibody Drug Conjugates
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
The IND for BHV-1510 was approved by the FDA in January 2024. The First-in Human trial evaluating BHV-1510 in patients with advanced solid tumors commenced in the second quarter of 2024. This trial consists of two parts; Phase 1 dose escalation and Phase 2 dose expansion, in patients with advanced incurable cancer that have progressed on or are intolerant to standard therapy. The primary objective of Phase 1 is safety, to identify a recommended dose for expansion ("RDE") or maximum tolerated dose. Phase 1 dose escalation will be implemented based on a Bayesian optimal interval design, with the lowest dose initiated as a single patient cohort. Patients are expected to be dosed in escalating cohorts, with dosing regimens administered intravenously every three weeks. The Phase 2 dose expansion part of the study will consist of non-randomized efficacy finding expansion cohorts, defined by specific tumor types that will be treated at the RDE to estimate the anti-tumor activity of BHV-1510. Up to approximately 170 subjects are planned to be evaluated.
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
In preclinical CD30 expressing murine tumor models, BHV-1500 has shown improved antitumor activity versus Adcetris (brentuximab vedotin), and substantially improved safety, plasma stability and pharmacokinetics in monkeys. We expect to submit an IND for BHV-1500 in 2025.
Recent Developments
Amendment to Knopp Purchase Agreement
On May 3, 2024, we entered into an amendment to the Purchase Agreement with Knopp (the “Amendment”). Under the Amendment, the parties thereto agreed to replace the scaled high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for BHV-7000 and the pipeline programs. The parties also agreed to reduce the success-based payments payable under the Purchase Agreement by removing all commercial sales-based milestones, which were up to $562.5 million, and reducing the developmental and regulatory milestones, which were up to $575 million, to up to $210 million based on regulatory approvals in the United States and EMEA for BHV-7000 ($25 million of which has already been paid) and up to an additional $60 million based on regulatory approval in the United States for the other Kv7 pipeline programs. We retain the ability to pay these contingent milestone payments in cash or in Biohaven Shares at our election, subject to the same increases if we elect to pay in Biohaven Shares.
In consideration of the revisions to the success-based payment and royalty payment obligations, we agreed to issue to Knopp 1,872,874 Biohaven Shares, valued at approximately $75 million, through a private placement within 60 days of the date of execution of the Amendment (the “2024 Additional Consideration”) and additional Biohaven Shares with an approximate value of $75 million within 60 days of the first anniversary of execution of the Amendment (the “2025 Additional Consideration”). We have also given Knopp the option to request a one-time cash true-up payment from us in December 2024 in the event that Knopp continues to hold the Biohaven Shares representing the 2024 Additional Consideration and the value of such shares has declined, and a one-time cash true-up payment from us in December 2025 in the event that Knopp continues to hold the Biohaven Shares representing the 2025 Additional Consideration and the value of such shares has declined, in each case, subject to certain conditions.
As further consideration for the revisions to the success-based payment and royalty payment obligations in the Amendment, we issued to Knopp a warrant (the “Warrant”) to purchase 294,195 Biohaven Shares at a purchase price per share of $67.98, subject to certain specified development milestones and the Company achieving a specified market capitalization.
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
•expenses incurred under agreements with contract research organizations ("CROs") or contract manufacturing organizations (“CMOs”), as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
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
Other Income, Net
Other income, net primarily consists of net investment income. Net investment income is comprised of interest income and net accretion and amortization on investments in addition to realized gains and losses. Refer to Note 3, "Marketable Securities," for further our investments.
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
We have historically outsourced all of the research and clinical development for our programs under a master services agreement with Biohaven Pharmaceuticals, Inc. ("BPI"). As a result of providing services under this agreement, BPI was profitable during the three months ended March 31, 2024 and 2023, and BPI is subject to taxation in the United States. As such, in each reporting period, the tax provision includes the effects of the results of operations of BPI.
At March 31, 2024 and December 31, 2023, we continued to maintain a full valuation allowance against our net deferred tax assets, comprised primarily of research and development tax credit carryforwards and net operating loss carryforwards, based on management’s assessment that it is more likely than not that the deferred tax assets will not be realized.
Our income tax provisions primarily represent Federal and state taxes related to the profitable operations of our subsidiaries in the United States and Ireland.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following tables summarize our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
In thousands
Operating expenses:
Research and development	$155,972	$63,461	$92,511
General and administrative	27,268	14,321	12,947
Total operating expenses	183,240	77,782	105,458
Loss from operations	(183,240)	(77,782)	(105,458)
Other income, net	4,305	8,229	(3,924)
Loss before provision for income taxes	(178,935)	(69,553)	(109,382)
Provision for income taxes	569	939	(370)
Net loss	$(179,504)	$(70,492)	$(109,012)

Research and Development Expenses

	Three Months Ended March 31,
	2024	2023*	Change
In thousands
Direct research and development expenses by program:
BHV-4157 (Troriluzole)	$17,087	$18,402	$(1,315)
BHV-2000 (Taldefgrobep Alfa)	11,128	6,855	4,273
BHV-7000 & BHV-7010 (Kv7)	24,803	7,869	16,934
BHV-2100 (TRPM3 Antagonist)	4,620	715	3,905
BHV-8000 (TYK2/JAK1)	4,249	46	4,203
BHV-1300 (IgG Degrader)	9,225	255	8,970
BHV-1310 (IgG Degrader)	3,261	—	3,261
BHV-1400 (IgA Degrader)	4,092	—	4,092
BHV-1510 (Trop2)	19,586	—	19,586
Other programs	49	860	(811)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	40,605	17,679	22,926
Preclinical research programs	12,626	7,289	5,337
Other	4,641	3,491	1,150
Total research and development expenses	$155,972	$63,461	$92,511
*Certain prior year amounts have been reclassified to conform to current year presentation

R&D expenses, including non-cash share-based compensation costs, were $156.0 million for the three months ended March 31, 2024, compared to $63.5 million for the three months ended March 31, 2023. The increase of $92.5 million was primarily due to increases in direct program spend for additional and advancing clinical trials, including late Phase 2/3 studies, and preclinical research programs in 2024, as compared to the same period in the prior year. The $19.6 million increase in expense for BHV-1510 was primarily due to the Pyramid Acquisition, which resulted in $10.9 million (non-cash) of expense recorded to R&D during the three months ended March 31, 2024, a $1.5 million milestone payment which became due during the first quarter of 2024, and a $5.7 million non-cash milestone payment which became due during the first quarter of 2024. See further discussion of the Pyramid Acquisition included in Note 10, "License, Acquisitions and Other Agreements" to the condensed consolidated financial statements included in this Form 10-Q.
Non-cash share-based compensation expense was $21.3 million for the three months ended March 31, 2024, an increase of $19.1 million as compared to the same period in 2023. Non-cash share-based compensation expense was higher in the first quarter of 2024 primarily due to our annual equity incentive awards granted in the fourth quarter of 2023 and the first quarter of 2024.
General and Administrative Expenses
General and administrative expenses were $27.3 million for the three months ended March 31, 2024, compared to $14.3 million for the three months ended March 31, 2023. The increase of $12.9 million was primarily due to increased non-cash share-based compensation expense. Non-cash share-based compensation expense was $13.6 million for the three months ended March 31, 2024, an increase of $12.1 million as compared to the same period in 2023. Non-cash share-based compensation expense was higher in the first quarter of 2024 primarily due to our annual equity incentive awards granted in the fourth quarter of 2023 and the first quarter of 2024.
Other Income, Net
Other income, net was a net income of $4.3 million for the three months ended March 31, 2024, compared to $8.2 million for the three months ended March 31, 2023. The decrease was primarily due to a decrease of $3.9 million in other income recognized during the three months ended March 31, 2024 as compared to the same period in 2023 related to the Transition Services Agreement entered into with the Former Parent.
Provision for Income Taxes
We recorded an income tax provision of $0.6 million for the three months ended March 31, 2024, compared to a provision for income taxes of $0.9 million for the three months ended March 31, 2023. The decrease in income tax expense for the three months ended March 31, 2024 as compared to 2023 was primarily attributable to our adoption of the guidance contained in a Notice of Proposed Rule Making issued during the third quarter of 2023 by the United States Internal Revenue Service ("the

Notice"). See further discussion of the Notice in Note 12, "Income Taxes" to the condensed consolidated financial statements included in this Form 10-Q.
Liquidity and Capital Resources
Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from operations. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval and pursue commercialization of any approved product candidate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates
Historically, we have funded our operations primarily with the cash contribution received from the Former Parent at the Separation and proceeds from the public offerings of our common shares. We have incurred recurring losses since our inception and expect to continue to generate operating losses for the foreseeable future.
As of March 31, 2024, we had cash and cash equivalents of $182.7 million and marketable securities of $100.7 million. Cash in excess of immediate requirements is invested in marketable securities and money market funds with a view to liquidity and capital preservation. We continuously assess our working capital needs, capital expenditure requirements, and future investments or acquisitions.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
In thousands
Net cash used in operating activities	$(102,637)	$(77,638)	$(24,999)
Net cash provided by (used in) investing activities	34,031	(1,059)	35,090
Net cash provided by financing activities	3,423	26,668	(23,245)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	15	(21)
Net (decrease) in cash, cash equivalents and restricted cash	$(65,189)	$(52,014)	$(13,175)
Operating Activities
Net cash used in operating activities was $102.6 million for the three months ended March 31, 2024 and $77.6 million for the three months ended March 31, 2023. The $25.0 million increase in net cash used in operating activities for the three months ended March 31, 2024 was primarily driven by an increase in direct R&D program spend for additional and advancing clinical trials, including late Phase 2/3 studies, and preclinical research programs, as compared to the same period in the prior year.
Investing Activities
Net cash provided by investing activities was $34.0 million for the three months ended March 31, 2024, compared to net cash used by investing activities of $1.1 million for the three months ended March 31, 2023. The $35.1 million increase in net cash provided by investing activities for the three months ended March 31, 2024 was primarily driven by an increase in maturities of marketable securities partially offset by an increase in purchases of marketable securities with cash in excess of immediate requirements (see Note 3, "Marketable Securities," to the Condensed Consolidated Financial Statements for additional details), as compared to the same period in the prior year.
Financing Activities
Net cash provided by financing activities was $3.4 million for the three months ended March 31, 2024 compared to $26.7 million for the three months ended March 31, 2023. The $23.2 million decrease in net cash provided by financing activities for the three months ended March 31, 2024 was primarily driven by a decrease in restricted cash held in connection with the execution of the United States Distribution Services Agreement which is legally payable to the Former

Parent (see Note 13, "Related Party Transactions," to the Condensed Consolidated Financial Statements for additional details), as compared to the same period in the prior year.
April 2024 Public Offering
On April 22, 2023, we closed an underwritten public offering of 6,451,220 of its common shares, which included the exercise in full of the underwriters' option to purchase additional shares, at a price to the public of $41.00 per share. The net proceeds raised in the offering, after deducting underwriting discounts and expenses of the offering payable by us, were approximately $247.8 million. We intend to use the net proceeds received from the offering for general corporate purposes.
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
As of March 31, 2024, we have issued and sold no common shares under the Equity Distribution Agreement.
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
•establish and support our sales, marketing and distribution infrastructure to commercialize any future product candidates for which we may obtain marketing approval; and
•hire additional clinical, medical, commercial, and development personnel.
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
Contractual Obligations and Commitments
Except as discussed in Note 11, "Commitments and Contingencies" to our Condensed Consolidated Financial Statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments as included in our audited consolidated financial statements included in the 2023 Form 10-K.
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
During the three months ended March 31, 2024, there were no material changes to our critical accounting policies as reported in our annual consolidated financial statements included in the 2023 Form 10-K.
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
Our operations include activities in countries outside the U.S. As a result, our financial results are impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we operate. Our monetary exposures on our balance sheet are currently immaterial to our financial position as of March 31, 2024.
We do not engage in any hedging activities against changes in foreign currency exchange rates.
Interest Rate Risk
As of March 31, 2024, we invest our excess cash balances in marketable securities of highly rated financial institutions and investment-grade debt instruments. We seek to diversify our investments and limit the amount of investment concentrations for individual institutions, maturities and investment types. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1.00%, the fair value of our investment portfolio would (decrease) increase by approximately $(0.1) million and $0.1 million, respectively.
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
Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.  Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors have not changed materially from those described in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Pyramid Agreement
In January 2024, we acquired Pyramid Biosciences, Inc. ("Pyramid"), pursuant to an Agreement and Plan of Merger, dated January 7, 2024 (the "Pyramid Agreement"). In consideration for the Pyramid acquisition we made an upfront payment of 255,794 of our common shares. We also agreed to make additional success-based payments upon the achievement of certain regulatory milestones, which we may elect to pay in cash or our common shares. In January 2024, a payment became due to Pyramid related to achievement of a developmental milestone under the Pyramid Agreement, which we elected to pay in 98,129 of our common shares. The shares related to both of these payments were not registered under the Securities Act upon issuance, and a portion of the shares were subsequently registered under our Registration Statement on Form S-3.
Pyramid represented that, among other things, it is an institutional accredited investor as defined in Rule 501(a) of Regulation D of the Securities Act. The foregoing shares shall be issued in reliance on the private offering exemption provided by Section 4(a)(2) of the Securities Act. See Note 10, "License, Acquisitions and Other Agreements," to the Condensed Consolidated Financial Statements appearing elsewhere in this report for additional details on this transaction.
Amendment to Knopp Purchase Agreement
On May 3, 2024, we entered into an amendment (the “Amendment”) to our existing Membership Interest Purchase Agreement, dated as of February 24, 2022, with Knopp Biosciences LLC (“Knopp”) in order to make certain changes to the royalty payment obligations and success-based payments. See Item 5, “Other
Information” for additional information related to the Amendment.

In connection with the Amendment, we agreed to issue to Knopp 1,872,874 of our common shares, valued at approximately $75 million, through a private placement within 60 days of the date of execution of the Amendment (the “2024 Additional Consideration”). We also agreed to issue additional shares of our common shares, valued at approximately $75 million, within 60 days of the first anniversary of execution of the Amendment (the “2025 Additional Consideration”). In addition, we issued to Knopp a warrant (the "Warrant") to purchase 294,195 of our common shares at a purchase price per share of $67.98, subject to certain specified development milestones and achieving a specified market capitalization.

The foregoing issuance and sale of our common shares in connection with the execution of the Amendment and the Warrant have not been registered under the Securities Act of 1933 (the “Securities Act”) or any state securities laws. We have relied on the exemption from the registration requirements of the Securities Act under Section 4(a)(2) thereof, for a transaction by an issuer not involving any public offering.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
Amendment to Knopp Purchase Agreement
On May 3, 2024, the Company, Biohaven Therapeutics Ltd., a wholly owned subsidiary of the Company (“BTL”), and Biohaven Pharmaceuticals, Inc., a wholly owned subsidiary of the Company (“BPI”), entered into the Amendment with Knopp pursuant to which the parties thereto amended the Membership Interest Purchase Agreement, dated as of February 24, 2022 (the “Purchase Agreement”), by and among Knopp, BTL, BPI (as successor by merger to Channel Biosciences, LLC) and, solely for purposes of certain sections thereof, the Company (as successor to Biohaven Pharmaceutical Holding Company Ltd.).
Under the Amendment, the parties thereto agreed to replace the scaled high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for BHV-7000 and the pipeline programs. The parties also agreed to reduce the success-based payments payable under the Purchase Agreement by removing all commercial sales-based milestones, which were up to $562.5 million, and reducing the developmental and regulatory milestones, which were up to $575 million, to up to $210 million based on regulatory approvals in the United States and

EMEA for BHV-7000 ($25 million of which has already been paid) and up to an additional $60 million based on regulatory approval in the United States for the other Kv7 pipeline programs. BTL retains the ability to pay these contingent milestone payments in cash or in Biohaven Shares at the election of Biohaven, subject to the same increases if BTL elects to pay in Biohaven Shares.
In consideration of the revisions to the success-based payment and royalty payment obligations, the Company agreed to issue to Knopp the 2024 Additional Consideration and the 2025 Additional Consideration. The Company has also given Knopp the option to request a one-time cash true-up payment from the Company in December 2024 in the event that Knopp continues to hold the Biohaven Shares representing the 2024 Additional Consideration and the value of such shares has declined, and a one-time cash true-up payment from the Company in December 2025 in the event that Knopp continues to hold the Biohaven Shares representing the 2025 Additional Consideration and the value of such shares has declined, in each case, subject to certain conditions.
As further consideration for the revisions to the success-based payment and royalty payment obligations in the Amendment, the Company issued to Knopp the Warrant to purchase 294,195 Biohaven Shares at a purchase price per share of $67.98, subject to certain specified development milestones and the Company achieving a specified market capitalization.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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
Dated: May 9, 2024
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Matthew Buten
Matthew Buten
Chief Financial Officer
(Principal Financial Officer)