Form 10-Q
period 2024-06-30
Biohaven Ltd.
filed 2024-08-09
CIK 1935979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2024, the registrant had 94,542,253 common shares, without par value per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

BIOHAVEN LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$239,147	$248,402
Marketable securities	197,801	133,417
Prepaid expenses	59,532	35,242
Income tax receivable	7,522	13,252
Other current assets	7,266	12,133
Total current assets	511,268	442,446
Property and equipment, net	18,665	17,191
Intangible assets	18,400	18,400
Goodwill	1,390	1,390
Other non-current assets	32,918	33,785
Total assets	$582,641	$513,212
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$17,259	$15,577
Accrued expenses and other current liabilities	57,728	39,846
Forward contract and derivative liabilities	81,220	—
Total current liabilities	156,207	55,423
Non-current operating lease liabilities	26,193	27,569
Derivative liability, non-current	12,180	—
Other non-current liabilities	4,321	2,245
Total liabilities	198,901	85,237
Commitments and contingencies (Note 11)
Shareholders' Equity:
Preferred shares, no par value; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common shares, no par value; 200,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 92,346,332 and 81,115,723 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,298,553	887,528
Additional paid-in capital	83,832	39,804
Accumulated deficit	(998,567)	(499,292)
Accumulated other comprehensive loss	(78)	(65)
Total shareholders' equity	383,740	427,975
Total liabilities and shareholders' equity	$582,641	$513,212
The accompanying notes are an integral part of these condensed consolidated financial statements.
3

BIOHAVEN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$314,819	$79,490	$470,791	$142,951
General and administrative	18,953	14,521	46,221	28,842
Total operating expenses	333,772	94,011	517,012	171,793
Loss from operations	(333,772)	(94,011)	(517,012)	(171,793)
Other income, net	14,178	5,842	18,483	14,071
Loss before provision for income taxes	(319,594)	(88,169)	(498,529)	(157,722)
Provision for income taxes	177	2,177	746	3,116
Net loss	$(319,771)	$(90,346)	$(499,275)	$(160,838)
Net loss per share — basic and diluted	$(3.64)	$(1.32)	$(5.93)	$(2.36)
Weighted average common shares outstanding—basic and diluted	87,766,069	68,248,023	84,174,099	68,227,564
Comprehensive loss:
Net loss	$(319,771)	$(90,346)	$(499,275)	$(160,838)
Other comprehensive income (loss), net of tax	28	(146)	(13)	(264)
Comprehensive loss	$(319,743)	$(90,492)	$(499,288)	$(161,102)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(499,275)	$(160,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,400	3,480
Non-cash share-based compensation	47,109	8,460
Issuance of common shares as payment for acquisition of IPR&D asset	10,793	—
Issuance of common shares as payment under license and other agreements	71,618	—
Fair value of forward contract and derivative liabilities under license agreement	102,529	—
Change in fair value of forward contract and derivative liabilities	(9,129)	—
Issuance of warrant under license agreement	3,340	—
Other non-cash items, net	(3,129)	(3,682)
Changes in operating assets and liabilities, net of effects of acquisition:
Prepaid expenses and other current and non-current assets	(13,491)	39,283
Accounts payable	(60)	1,336
Accrued expenses and other current and non-current liabilities	15,860	(10,070)
Net cash used in operating activities	(270,435)	(122,031)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	182,364	124,977
Proceeds from sales of marketable securities	—	4,920
Purchases of marketable securities	(243,266)	(53,372)
Purchases of property and equipment	(3,389)	(1,330)
Cash acquired from acquisition of IPR&D asset	391	—
Net cash (used in) provided by investing activities	(63,900)	75,195
Cash flows from financing activities:
Proceeds from issuance of common shares	318,520	—
Payment of issuance costs	(800)	—
Change in restricted cash due to Former Parent	—	5,203
Proceeds from equity incentive plan and employee share purchase plan	4,568	1,126
Other financing activities, net	2,258	—
Net cash provided by financing activities	324,546	6,329
Effects of exchange rates on cash, cash equivalents, and restricted cash	(13)	(147)
Net decrease in cash, cash equivalents, and restricted cash	(9,802)	(40,654)
Cash, cash equivalents, and restricted cash at beginning of period	252,120	242,604
Cash, cash equivalents, and restricted cash at end of period	$242,318	$201,950
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.   Nature of the Business and Basis of Presentation
Biohaven Ltd. (“we,” “us," "our," "Biohaven" or the “Company”) was incorporated in Tortola, British Virgin Islands in May 2022. Biohaven is a biopharmaceutical company focused on the discovery, development and commercialization of life-changing treatments in key therapeutic areas, including immunology, neuroscience, and oncology. The Company is advancing its innovative portfolio of therapeutics, leveraging its proven drug development experience and multiple, proprietary drug development platforms. Biohaven's extensive clinical and preclinical programs include Kv7 ion channel modulation for epilepsy and mood disorders; extracellular protein degradation for immunological diseases; Transient Receptor Potential Melastatin 3 ("TRPM3") antagonism for migraine and neuropathic pain; Tyrosine Kinase 2/Janus Kinase 1 ("TYK2/JAK1") inhibition for neuroinflammatory disorders; glutamate modulation for obsessive compulsive disorder ("OCD") and spinocerebellar ataxia ("SCA"); myostatin inhibition for neuromuscular and metabolic diseases, including spinal muscular atrophy ("SMA") and obesity; and antibody recruiting bispecific molecules ("ARMs") and antibody drug conjugates ("ADCs") for cancer.
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
Through August 9, 2024, the Company has funded its operations primarily with funding from the Former Parent, proceeds from the sale of its common shares, and the cash contribution received from the Former Parent at the Separation. The Company has incurred recurring losses since its inception and expects to continue to generate operating losses for the foreseeable future.
As of the date of issuance of these condensed consolidated financial statements, the Company expects its existing cash, cash equivalents, and marketable securities will be sufficient to fund operating and financial commitments, and other cash requirements for at least one year after the issuance date of these financial statements.

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024, the results of its operations for the three and six months ended June 30, 2024 and 2023, and its cash flows for the six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods or any future year or period.  The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Reclassifications
Certain items in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual for research and development expenses and valuation of forward contract and derivative liabilities. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
Restricted Cash
Restricted cash included in other current assets in the condensed consolidated balance sheets consists primarily of employee contributions to the Company's employee share purchase plan held for future purchases of the Company's outstanding shares.
Restricted cash included in other non-current assets in the condensed consolidated balance sheets represents collateral held by banks for a letter of credit ("LOC") issued in connection with the leased office space in Yardley, Pennsylvania and LOCs issued in connection with the leased office and lab spaces in Cambridge, Massachusetts and Pittsburgh, Pennsylvania. See Note 11, ‘‘Commitments and Contingencies’’ for additional information on the real estate leases.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

The following represents a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash as of June 30, 2024 and June 30, 2023, respectively, in the condensed consolidated statements of cash flows:

	As of June 30, 2024	As of June 30, 2023
Cash and cash equivalents	$239,147	$147,612
Restricted cash held on behalf of Former Parent	—	40,415
Restricted cash (included in other current assets)	156	11,574
Restricted cash (included in other non-current assets)	3,015	2,349
Total cash, cash equivalents and restricted cash at the end of the period in the condensed consolidated statement of cash flows	$242,318	$201,950
Forward Contracts and Derivative Liabilities
The Company evaluates certain of its financial and business development transactions to determine the accounting classification of equity linked instruments issued in those transactions. The Company first assesses whether a freestanding equity linked instrument meets liability classification in accordance with ASC 480-10 Distinguishing Liabilities from Equity and ASC 815-40 Derivatives and Hedging - Contracts in Entity's Own Equity. Under ASC 480-10 an instrument is considered liability classified if the instrument is mandatorily redeemable, obligate the issuer to settle an instrument or the underlying shares by paying cash or other assets, or must or may require settlement by issuing variable number of shares.
If an instrument does not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require net cash settlement are liabilities recorded at fair value. If the instrument does not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the instrument is indexed to its common stock and whether the instrument is classified as equity under ASC 815-40 or other applicable GAAP.
Equity linked instruments that are accounted for in accordance with ASC 815-40 are reported as liabilities on the condensed consolidated balance sheets at fair value. Any change in fair value, as determined at each measurement period, is recorded as a component of other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. Changes in fair value are reported on the condensed consolidated statements of cash flows as change in fair value of forward contract and derivative liabilities.
The Company accounted for certain consideration agreed to in connection with the Amendment, dated as of May 1, 2024 (the "Knopp Amendment"), to the Membership Interest Purchase Agreement, dated as of February 24, 2022 (the "Purchase Agreement") entered into with Knopp Biosciences, LLC ("Knopp") as derivative liabilities under ASC 815 (see Notes 4, "Fair Value of Financial Assets and Liabilities" and 10, "License, Acquisitions and Other Agreements").
Warrants
The Company evaluates warrants issued as either equity instruments, liabilities or derivative liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480") and/or ASC Topic 815, Derivatives and Hedging ("ASC 815"), depending on the specific terms of the warrant agreement.
The Company assessed the warrants issued to Knopp in May 2024 (the "Knopp Warrants") and concluded that they met the criteria for equity classification under ASC 480 and ASC 815. Accordingly, the Knopp Warrants were recorded within additional paid-in capital on the condensed consolidated balance sheet at the time of issuance and are not subject to remeasurement. See Note 6, Shareholders' Equity for further detail on the Knopp Warrants.
Fair Value Measurements
Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

hierarchy, of which the first two are considered observable and the last is considered unobservable:
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
The Company has accounted for certain consideration agreed to in connection with the Knopp Amendment as forward contract liabilities, which are recorded on the condensed consolidated balance sheets at fair value. Any changes in fair value, as determined each measurement period, are recorded as a component of other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. The fair value of the forward contract liabilities is determined based on significant inputs not observable in the market, and therefore represents a Level 3 measurement within the fair value hierarchy. The valuations are based on a Monte Carlo simulation of the Company's share price, which requires judgement and assumption on the volatility of
Biohaven's share price, discounted to present value using a risk-free rate plus Biohaven specific credit risk since payable in a variable number of shares. (see Notes 4, "Fair Value of Financial Assets and Liabilities" and 10, "License, Acquisitions and Other Agreements").
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

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3. Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of debt securities available-for-sale by type of security at June 30, 2024 and December 31, 2023 were as follows:

	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
Debt securities
U.S. treasury bills	$234,748	$—	$234,748	$2	$(5)	$234,745

December 31, 2023
Debt securities
U.S. corporate bonds	$46,228	$—	$46,228	$7	$(24)	$46,211
Foreign corporate bonds	7,180	—	7,180	—	(7)	7,173
U.S. treasury bills	113,908	—	113,908	27	—	113,935
Total	$167,316	$—	$167,316	$34	$(31)	$167,319
The fair value of debt securities available-for-sale by classification in the condensed consolidated balance sheets was as follows:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$36,944	$33,902
Marketable securities	197,801	133,417
Total	$234,745	$167,319
The net amortized cost and fair value of debt securities available-for-sale at June 30, 2024 and December 31, 2023 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

	June 30, 2024		December 31, 2023
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$234,748	$234,745	$167,316	$167,319

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.  Marketable Securities (Continued)

Summarized below are the debt securities available-for-sale the Company held at June 30, 2024 and December 31, 2023 that were in an unrealized loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months
	Number of Securities	Fair Value	Unrealized Losses
June 30, 2024
Debt securities
U.S. treasury bills	11	$133,504	$(5)

December 31, 2023
Debt securities
U.S. corporate bonds	6	$29,537	$(24)
Foreign corporate bonds	1	7,173	(7)
Total	7	$36,710	$(31)

The Company did not have any investments in a continuous unrealized loss position for more than twelve months as of June 30, 2024 or December 31, 2023.
The Company reviewed the securities in the table above and concluded that they are performing assets, considering factors such as the credit quality of the investment security based on research performed by external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. As of June 30, 2024, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.
Net Investment Income
Gross investment income includes income from debt securities available-for-sale, money-market funds, cash and restricted cash. Net investment income included in other income, net in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Debt securities (including realized losses)	$3,000	$2,225	$5,069	$5,634
Other investments	2,140	1,941	4,402	2,727
Gross investment income (including realized losses)	5,140	4,166	9,471	8,361
Investment expenses	(40)	(68)	(70)	(138)
Net investment income	$5,100	$4,098	$9,401	$8,223
We utilize the specific identification method in computing realized gains and losses. The proceeds from the sale of available-for-sale debt securities and the related gross realized capital losses for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Proceeds from sales	$—	$2,464	$—	$4,920
Gross realized capital losses	$—	$17	$—	$39

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
Financial assets measured at fair value on a recurring basis on the condensed consolidated balance sheets at June 30, 2024 and December 31, 2023 and financial liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at June 30, 2024 were as follows :

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
June 30, 2024
Assets:
Cash and cash equivalents	Money market funds	$113,379	$—	$—	$113,379
Cash and cash equivalents	U.S. treasury bills	—	36,944	—	36,944
Marketable securities	U.S. treasury bills	29,701	168,100	—	197,801
Other non-current assets	Money market funds	2,515	—	—	2,515
Total assets		$145,595	$205,044	$—	$350,639

Liabilities:
Forward contract and derivative liabilities	Forward contract, current and written put option, current	$—	$—	$81,220	$81,220
Derivative liability, non-current	Written put option, non-current	—	—	12,180	12,180
Total liabilities		$—	$—	$93,400	$93,400

December 31, 2023
Assets:
Cash and cash equivalents	Money market funds	$59,199	$—	$—	$59,199
Cash and cash equivalents	U.S. treasury bills	—	27,901	—	27,901
Cash and cash equivalents	U.S. corporate bonds	—	6,001	—	6,001
Marketable securities	U.S. treasury bills	9,874	76,160	—	86,034
Marketable securities	U.S. corporate bonds	—	40,210	—	40,210
Marketable securities	Foreign corporate bonds	—	7,173	—	7,173
Other non-current assets	Money market funds	1,900	—	—	1,900
Total assets		$70,973	$157,445	$—	$228,418
The Company had no financial liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at December 31, 2023.
There were no securities transferred into or out of Level 3 during the three and six months ended June 30, 2024 or 2023.
The following is a description, including valuation methodology, of the financial assets measured at fair value on a recurring basis:
Cash Equivalents
Cash equivalents consisted of cash invested in short-term money market funds and debt securities with an original maturity of 90 days or less at the date of purchase. The carrying value of cash equivalents approximates fair value as maturities are less than three months. When quoted prices are available in an active market, cash equivalents are classified in Level 1 of the fair value hierarchy. Fair values of cash equivalent instruments that do not trade on a regular basis in active markets are classified as Level 2.

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
Forward Contract and Derivative Liabilities
In connection with the Knopp Amendment, Knopp has the option to request a one-time cash true-up payment from the Company in December 2024, as defined in the agreement (the "2024 Additional Consideration True-up"). The Company also agreed to issue to Knopp additional common shares of the Company with an approximate value of $75,000 within 60 days of the first anniversary of execution of the Knopp Amendment (the “2025 Additional Consideration”). In addition, Knopp has the option to request a one-time cash true-up payment from the Company in December 2025, as defined in the agreement (the "2025 Additional Consideration True-up"). See Note 10, "License, Acquisitions and Other Agreements," for further details.
The following table provides a roll forward of the fair value of the Company's forward contract and derivative liabilities related to the Knopp Amendment for which fair value is determined by Level 3 inputs for the three months ended June 30, 2024:

Carrying Value
Fair value at May 1, 2024	$93,290
Change in fair value of derivative in other income (expense), net	110
Fair value at June 30, 2024	$93,400
The fair value of the forward contract and derivative liabilities recognized in connection with the Knopp Amendment were determined based on significant inputs not observable in the market, and therefore represents a Level 3 measurement within the fair value hierarchy. The valuation is based on a Monte Carlo simulation of Biohaven's share price, which requires judgement and assumption on the volatility of Biohaven's share price, discounted to present value using a risk-free rate plus Biohaven specific credit risk since payable in a variable number of shares for the 2025 Additional Consideration or potentially cash for the 2024 Additional Consideration True-up and 2025 Additional Consideration True-up. A summary of the unobservable inputs (Level 3 inputs) used in measuring the Company’s forward contract and derivative liabilities related to the Knopp Amendment as of June 30, 2024 and May 1, 2024 are as follows, presented on a weighted-average basis:

	As of June 30, 2024	As of May 1, 2024
Time to payment and potential payment (years)	0.91	1.08
Volatility (annual)	70.0%	80.0%
Discount rate	15.6%	14.8%
Our expectations of the volatility of Biohaven's share price at the reporting date could be materially different than our actual future volatility, and if so, would mean the estimated fair value could be significantly higher or lower than the fair value determined. The Company expects the fair value of the forward contract to be approximately $75,000 on the first anniversary of the Knopp Amendment. An increase in the derivative liabilities related to the 2024 Additional Consideration True-up and 2025 Additional Consideration True-up between the reporting date and settlement date of the derivatives would have a material adverse effect on the Company's financial performance.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of June 30, 2024	As of December 31, 2023
Building and land	$14,078	$11,728
Leasehold improvements	824	802
Computer hardware and software	875	875
Office and lab equipment	11,027	9,961
Furniture and fixtures	1,793	1,550
	$28,597	$24,916
Accumulated depreciation	(10,201)	(8,283)
	18,396	16,633
Equipment not yet in service	269	558
Property and equipment, net	$18,665	$17,191
Depreciation expense was $977 and $1,918 for the three and six months ended June 30, 2024, respectively, and $800 and $1,564 for the three and six months ended June 30, 2023, respectively.
Equipment not yet in service primarily consisted of lab equipment that had not been placed into service as of June 30, 2024 and December 31, 2023.
Other Non-current Assets
Other non-current assets consisted of the following:

	As of June 30, 2024	As of December 31, 2023
Operating lease right-of-use assets	$29,903	$31,385
Other	3,015	2,400
Other non-current assets	$32,918	$33,785
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of June 30, 2024	As of December 31, 2023
Accrued employee compensation and benefits	$10,845	$837
Accrued clinical trial costs	36,446	29,501
Operating lease liabilities - current portion	3,550	3,308
Other accrued expenses and other current liabilities	6,887	6,200
Accrued expenses and other current liabilities	$57,728	$39,846

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

6.   Shareholders' Equity
Changes in shareholders’ equity for the three and six months ended June 30, 2024 and June 30, 2023 were as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balances as of December 31, 2023	81,115,723	$887,528	$39,804	$(499,292)	$(65)	$427,975
Net loss	—	—	—	(179,504)	—	(179,504)
Issuance of common shares as payment for acquisition of IPR&D asset	242,958	10,347	—	—	—	10,347
Issuance of common shares as payment under license and other agreements	97,233	5,637	—	—	—	5,637
Issuance of common shares under 2022 Equity Incentive Plan	351,307	7,452	(5,296)	—	—	2,156
Non-cash share-based compensation expense	—	—	34,877	—	—	34,877
Other comprehensive loss	—	—	—	—	(41)	(41)
Balances as of March 31, 2024	81,807,221	910,964	69,385	(678,796)	(106)	301,447
Net loss	—	—	—	(319,771)	—	(319,771)
Issuance of common shares, net of offering costs	8,544,951	317,720	—	—	—	317,720
Issuance of common shares as payment for acquisition of IPR&D asset	10,452	446	—	—	—	446
Issuance of common shares as payment under license and other agreements	1,872,874	65,981	—	—	—	65,981
Issuance of common shares under 2022 Equity Incentive Plan and 2022 Employee Share Purchase Plan	110,834	3,442	(1,125)	—	—	2,317
Issuance of warrant as payment under license agreement	—	—	3,340	—	—	3,340
Non-cash share-based compensation expense	—	—	12,232	—	—	12,232
Other comprehensive income	—	—	—	—	28	28
Balances as of June 30, 2024	92,346,332	$1,298,553	$83,832	$(998,567)	$(78)	$383,740

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
6.   Shareholders' Equity (Continued)

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balances as of December 31, 2022	68,190,479	$615,742	$13,869	$(91,124)	$284	$538,771
Net loss	—	—	—	(70,492)	—	(70,492)
Issuance of common shares under 2022 Equity Incentive Plan	22,000	504	(172)	—	—	332
Non-cash share-based compensation expense	—	—	3,765	—	—	3,765
Other comprehensive loss	—	—	—	—	(118)	(118)
Balances as of March 31, 2023	68,212,479	616,246	17,462	(161,616)	166	472,258
Net loss	—	—	—	(90,346)	—	(90,346)
Issuance of common shares under 2022 Equity Incentive Plan and 2022 Employee Share Purchase Plan	104,474	1,264	(470)	—	—	794
Non-cash share-based compensation expense	—	—	4,695	—	—	4,695
Other comprehensive loss	—	—	—	—	(146)	(146)
Balance as of June 30, 2023	68,316,953	$617,510	$21,687	$(251,962)	$20	$387,255
Knopp Amendment
In May 2024, the Company entered into the Knopp Amendment under which the parties thereto agreed to revise the success-based payment and royalty payment obligations under the Membership Purchase Agreement. As consideration, the Company issued 1,872,874 Biohaven Shares to Knopp, valued at approximately $65,981 in May 2024.
As further consideration for the revisions to the success-based payment and royalty payment obligations in the Knopp Amendment, the Company issued to Knopp a warrant to purchase 294,195 of the Company's common shares with a purchase price of $67.98, subject to certain specified development milestones and the Company achieving a specified market capitalization.
The warrant was recorded at its initial fair value of $3,340 within additional paid-in capital on the condensed consolidated balance sheet as of June 30,2024 and is not subject to remeasurement. See Note 10 for further detail on the Knopp Amendment.
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
Pyramid Acquisition
In January 2024, the Company acquired Pyramid pursuant to the Pyramid Agreement. In consideration for the Pyramid acquisition, Biohaven made an upfront payment of 255,794 Company common shares, valued at approximately $10,894. As of June 30, 2024, 253,410 of these common shares have been issued by the Company.
During the first quarter of 2024, the Company recorded $5,689 of R&D expense in the condensed consolidated statement of operations and comprehensive loss for a developmental milestone which became due under the Pyramid Agreement, to be paid in 98,129 Company common shares. As of June 30, 2024, 97,233 of these common shares have been issued by the Company. Refer to Note 10, "License, Acquisitions and Other Agreements" for further discussion of the Pyramid acquisition.
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
As of June 30, 2024, the Company sold and issued 2,093,731 common shares under the Equity Distribution Agreement for net proceeds of approximately $69,890. Subsequent to June 30, 2024, the Company issued and sold an additional 2,154,857 common shares for net proceeds of $76,360. As of August 9, 2024, the date of this report, the Company issued and sold a total of 4,248,588 common shares under the Equity Distribution Agreement for total net proceeds of $146,250, and no shares remain available to be issued.
7. Accumulated Other Comprehensive (Loss) Income
Shareholders’ equity included the following activity in accumulated other comprehensive (loss) income for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net unrealized investment gains (losses):
Beginning of period balance	$(32)	$3
Other comprehensive income (loss)(1)(2)	29	(6)
End of period balance	(3)	(3)

Foreign currency translation adjustments:
Beginning of period balance	(74)	(68)
Other comprehensive loss(1)	(1)	(7)
End of period balance	(75)	(75)

Total beginning of period accumulated other comprehensive loss	(106)	(65)
Total other comprehensive income (loss)	28	(13)
Total end of period accumulated other comprehensive loss	$(78)	$(78)
(1) There was no tax on other comprehensive loss and no amounts reclassified from accumulated other comprehensive (loss) income during the period.

BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
7. Accumulated Other Comprehensive (Loss) Income (Continued)
Shareholders’ equity included the following activity in accumulated other comprehensive (loss) income for the three and six months ended June 30, 2023:

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
(2) Amounts reclassified from accumulated other comprehensive income (loss) for specifically identified debt securities are included in other income (expense), net on the condensed consolidated statement of operations and comprehensive loss.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expenses	$7,071	$2,457	$28,362	$4,698
General and administrative expenses	5,161	2,238	18,747	3,762
Total non-cash share-based compensation expense	$12,232	$4,695	$47,109	$8,460
Share Options
All share option grants are awarded at fair value on the date of grant. The fair value of share options is estimated using the Black-Scholes option pricing model. Stock options generally expire 10 years after the grant date.
The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company's common shares for those share options that had exercise prices lower than the fair value of the Company's common shares at June 30, 2024.
As of June 30, 2024, total unrecognized compensation cost related to the unvested share options was $90,206, which is expected to be recognized over a weighted average period of 2.33 years, which does not consider the impact of a change in control. The weighted average grant date fair value per share of share options granted under the Company's share option plan during the six months ended June 30, 2024 and 2023 was $30.76 and $10.16, respectively. The Company expects

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
8.   Non-Cash Share-Based Compensation (Continued)
approximately 7,978,678 of the unvested stock options to vest over the requisite service period.
The following table is a summary of the Company's share option activity for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2023	11,379,429	$11.48
Granted	2,500,161	$42.05
Exercised	(295,890)	$9.00
Forfeited	(38,684)	$20.38
Outstanding as of June 30, 2024	13,545,016	$17.15	8.68	$256,022
Options exercisable as of June 30, 2024	5,566,338	$13.44	8.54	$122,803
Vested and expected to vest as of June 30, 2024	13,545,016	$17.15	8.68	$256,022
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
As of June 30, 2024, there was $9,405 of total unrecognized compensation cost related to Company RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.53 years, which does not consider the impact of a change in control. The total fair value of RSUs vested during the three and six months ended June 30, 2024 was $3,770.
The following table is a summary of the RSU activity for the six months ended June 30, 2024:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	—	$—
Granted	356,011	$42.34
Forfeited	(3,280)	$41.93
Vested	(89,059)	$42.34
Unvested as of June 30, 2024	263,672	$42.34

Index to Condensed Consolidated Financial Statements
BIOHAVEN PHARMACEUTICAL HOLDING COMPANY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

9.   Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(319,771)	$(90,346)	$(499,275)	$(160,838)
Denominator:
Weighted average common shares outstanding—basic and diluted	87,766,069	68,248,023	84,174,099	68,227,564
Net loss per share — basic and diluted	$(3.64)	$(1.32)	$(5.93)	$(2.36)
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

	As of June 30,
	2024	2023
Options to purchase common shares	13,545,016	9,639,557
Warrants to purchase common shares	294,195	—
Restricted share units	263,672	—
Total	14,102,883	9,639,557
10.  License, Acquisitions and Other Agreements
The Company has entered into various licensing, developmental and acquisition agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront fees, milestone payments upon achievement of certain developmental, regulatory and commercial and sales milestones, as well as sales-
based royalties, with percentages that vary by agreement.
License and Other Agreements
As of June 30, 2024, the Company has potential future developmental, regulatory and commercial milestone payments under its license and other agreements of up to approximately $140,650, $641,975, and $2,150,450, respectively. See below for a detailed discussion of these agreements. The Company has not recorded these potential contingent consideration payments as liabilities in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at June 30, 2024.
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
The Yale Agreement was amended and restated in May 2019. As of June 30, 2024, under the amended Yale Agreement, the Company has remaining contingent regulatory approval milestone payments of up to $2,000 and annual royalty payments of a low single-digit percentage based on net sales of riluzole-based products from the licensed patents or from products based on troriluzole. Under the amended and restated agreement, the royalty rates are reduced as compared to the original agreement. In addition, under the amended and restated agreement, the Company may develop products based on riluzole or troriluzole. The amended and restated agreement retains a minimum annual royalty of up to $1,000 per year, beginning after the first sale of product under the agreement. If the Company grants any sublicense rights under the Yale Agreement, it must pay Yale University a low single-digit percentage of sublicense income that it receives.
For the three and six months ended June 30, 2024 and 2023, the Company did not record any material milestone or royalty payments under the Yale Agreement.
In January 2021, the Company entered into a worldwide, exclusive license agreement with Yale

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10.  License, Acquisitions and Other Agreements (Continued)
University for the development and commercialization of a novel Molecular Degrader of Extracellular Protein ("MoDE") platform (the "Yale MoDE Agreement"). The platform pertains to the clearance of disease-causing protein and other biomolecules by targeting them for lysosomal degradation using multi-functional molecules. The Yale MoDE Agreement includes an obligation to pay a minimum annual royalty of up to $1,000 per year, and low single digit royalties on the net sales of licensed products. If the Company grants any sublicense rights under the Yale MoDE Agreement, it must pay Yale University a low single-digit percentage of sublicense income that it receives. As of June 30, 2024, under the Yale MoDE Agreement, the Company has remaining contingent development and commercial milestone payments of up to $650 and $2,950, respectively. The Yale MoDE Agreement terminates on the later of twenty years from the effective date, twenty years from the filing date of the first investigational new drug application for a licensed product or the last to expire of a licensed patent.
The Company did not record any material milestone or royalty payments under the Yale MoDE Agreement for the three months ended June 30, 2024. For the six months ended June 30, 2024, the Company recorded research and development expense of $150 related to the achievement of a developmental milestone under the Yale MoDE Agreement. For the three and six months ended June 30, 2023, the Company did not record any material milestone or royalty payments under the Yale MoDE Agreement.
ALS Biopharma Agreement
In August 2015, the Company entered into an agreement (the "ALS Biopharma Agreement") with ALS Biopharma and Fox Chase Chemical Diversity Center Inc. ("FCCDC"), pursuant to which ALS Biopharma and FCCDC assigned the Company their worldwide patent rights to a family of over 300 prodrugs of glutamate modulating agents, including troriluzole, as well as other innovative technologies. Under the ALS Biopharma Agreement, the Company is obligated to use commercially reasonable efforts to commercialize and develop markets for the patent products. As of June 30, 2024, under the ALS Biopharma Agreement, the Company has remaining contingent regulatory approval milestone payments of up to $4,000, as well as royalty payments of a low single-digit percentage based on net sales of products licensed under the ALS Biopharma Agreement, payable on a quarterly basis.
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
For the three and six months ended June 30, 2024 and 2023, the Company did not record any material milestone or royalty payments under the ALS Biopharma Agreement.
Taldefgrobep Alfa License Agreement
In February 2022, following the transfer of intellectual property, the Company announced that it entered into a worldwide license agreement with BMS for the development and commercialization rights to taldefgrobep alfa (also known as BMS-986089), a novel, Phase 3-ready anti-myostatin adnectin (the "Taldefgrobep Alfa License Agreement").
As of June 30, 2024, under the Taldefgrobep Alfa License Agreement, the Company has remaining contingent regulatory approval milestone payments of up to $200,000, as well as tiered, sales-based royalty percentages from the high teens to the low twenties. There were no upfront or contingent payments to BMS related to the Taldefgrobep Alfa License Agreement.
For the three and six months ended June 30, 2024 and 2023, the Company did not record any material milestone or royalty payments under the Taldefgrobep Alfa License Agreement.
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
As of June 30, 2024, under the Highlightll Agreement, the Company has remaining contingent development, regulatory approval, and commercial milestone payments of up to $75,000, $37,500, and $837,500, respectively. Additionally, the Company has agreed to make tiered royalty payments as a percentage of net sales starting at mid single digits and peaking at low teens digits. During the royalty term, if the Company offers to include China clinical sites in its Phase 3 study sufficient for submission to Chinese National Medical Products Administration and Highlightll, at its sole discretion, agrees, then Highlightll will pay royalties in the low tens digits to the Company on China sales upon approval.
The Highlightll Agreement terminates on a country-by-country basis upon expiration of the royalty term and can also be terminated if certain events occur, e.g., material breach or insolvency.
For the three and six months ended June 30, 2024 and 2023, the Company did not record any material milestone or royalty payments related to the Highlightll Agreement.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Milestone payments	$375	$—	$1,875	$—
For the three and six months ended June 30, 2024 and 2023, the Company did not make any upfront payments under these agreements.
Acquisitions
Kv7 Platform Acquisition
In April 2022, the Company closed the acquisition from Knopp of Channel Biosciences, LLC (“Channel”), a wholly owned subsidiary of Knopp owning the assets of Knopp’s Kv7 channel targeting platform (the “Kv7 Platform Acquisition”), pursuant to the Purchase Agreement, dated February 24, 2022.
Under the Purchase Agreement, the Company agreed to make success-based payments based on developmental and regulatory milestones through approvals in the United States, Europe, the Middle East and Asia ("EMEA") and Japan for the lead asset, BHV-7000 (formerly known as KB-3061), developmental and regulatory milestones for the Kv7 pipeline development in other indications and additional country approvals, and commercial sales-based milestones of BHV-7000. Additionally, the Company agreed to make scaled royalty payments in cash for BHV-7000 and the pipeline programs, with percentages starting at high single digits and peaking at low teens for BHV-7000 and starting at mid-single digits and peaking at low tens digits for the pipeline programs.
In May 2024, the Company entered into the Knopp Amendment under which the parties thereto agreed to replace the scaled high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for BHV-7000 and the pipeline programs. The parties also agreed to reduce the success-based payments payable under the Purchase Agreement. The Company retains the ability to pay these contingent milestone payments in cash or in the Company's common shares at Biohaven's election, subject to the same increases if the Company elects to pay in the Company's common shares. As of June 30, 2024, under the Purchase Agreement, as amended, the Company had remaining success-based payments comprised of (i) to up to $185,000 based on regulatory approvals in the United States and EMEA for BHV-7000 and (ii) up to an additional $60,000 based on regulatory approval in the United States for the other Kv7 pipeline programs.
In consideration of the revisions to the success-based payment and royalty payment obligations, the Company agreed to issue to Knopp 1,872,874 Company common shares, valued at approximately $75,000, through a private placement within 60 days of the date of execution of the Knopp Amendment (the “2024 Additional Consideration”) and additional Company common shares with an approximate value of $75,000 within 60 days of the first anniversary of execution of the

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10.  License, Acquisitions and Other Agreements (Continued)
Knopp Amendment (the “2025 Additional Consideration”). The Company has also given Knopp the option to request a one-time cash true-up payment from the Company in December 2024 in the event that Knopp continues to hold the Company's common shares representing the 2024 Additional Consideration and the value of such shares has declined (the "2024 Knopp True-Up"), and a one-time cash true-up payment from the Company in December 2025 in the event that Knopp continues to hold the Company's common shares representing the 2025 Additional Consideration and the value of such shares has declined (the "2025 Knopp True-Up"), in each case, subject to certain conditions.
The Company concluded that the agreement to issue the 2024 Additional Consideration at a future date represented a fixed forward contract under ASC 815 and classified the commitment as a forward contract liability on its condensed consolidated balance sheet on the execution date of the Knopp Amendment. The Company initially measured the forward contract associated with the 2024 Additional Consideration at a fair value of $75,220, which was recorded as R&D expense during the three months ended June 30, 2024 in its condensed consolidated statements of operations and comprehensive loss. In May 2024, the Company issued the 2024 Additional Consideration at an approximate value of $65,981 and recognized a $9,239 gain upon settlement of the forward contract in other income (expense), net in its condensed consolidated statement of operations and comprehensive loss during the three months ended June 30, 2024. The gain on settlement of the 2024 Additional Consideration is due to the decline in fair value of the 2024 Additional Consideration from the execution date to the issuance date due to a decline in Biohaven's share price. Refer to Note 4, "Fair Value of Financial Assets and Liabilities" and Note 6, "Shareholders' Equity" for further discussion.
The 2024 Additional Consideration True-up represents a net cash settled written put option measured at fair value on a recurring basis. The Company has concluded that the 2024 Additional Consideration True-up represents a net cash settled written put option on the Company’s shares and is a freestanding derivative liability under ASC 815. Accordingly, the Company classified the 2024 Additional Consideration True-up as a current derivative liability on its condensed consolidated balance sheet. The Company initially recorded the 2024 Additional Consideration True-up at a fair value of $15,540, which was recorded as R&D expense during the three months ended June 30, 2024 in its condensed consolidated statements of operations and comprehensive loss. The Company subsequently remeasures the fair value of the derivative liability and recognizes any gains or losses through other income (expense), net in its condensed consolidated statement of operations and comprehensive loss. The Company recognized expense of $590 for the three months ended June 30, 2024, related to the 2024 Additional Consideration True-up. Refer to Note 4, "Fair Value of Financial Assets and Liabilities" for further discussion.
The Company has concluded that the agreement to issue the 2025 Additional Consideration at a future date represents a forward contract settleable in a variable number of shares under ASC 480, and classified the commitment as a current forward contract liability on its condensed consolidated balance sheet. The Company initially measured the 2025 Additional Consideration at a fair value of $63,940, which was recorded as R&D expense during the three months ended June 30, 2024 in its condensed consolidated statements of operations and comprehensive loss. The Company subsequently remeasures the fair value of the forward contract liability and recognizes any gains or losses through other income (expense), net in its condensed consolidated statement of operations and comprehensive loss. The Company recognized expense of $1,150 for the three months ended June 30, 2024, related to the 2025 Additional Consideration. Refer to Note 4, "Fair Value of Financial Assets and Liabilities" for further discussion.
The Company has concluded that the 2025 Additional Consideration True-up represents a net cash settled written put option on the Company’s shares and is a freestanding derivative liability under ASC 815. Accordingly, the Company classified the 2025 Additional Consideration True-up as a non-current derivative liability on its condensed consolidated balance sheet. The Company initially recorded the 2025 Additional Consideration True-up at a fair value of $13,810, which was recorded as R&D expense during the three months ended June 30, 2024. The Company subsequently remeasures the fair value of the derivative liability and recognizes any gains or losses through other income (expense), net in its condensed consolidated statement of operations and comprehensive loss. The Company recognized a gain of $1,630 for the three months ended June 30, 2024, related to the 2025 Additional Consideration True-up. Refer to Note 4, "Fair Value of Financial Assets and Liabilities" for further discussion.
As further consideration for the revisions to the success-based payment and royalty payment obligations in the Knopp Amendment, the Company issued to Knopp a warrant (the “Warrant”) to purchase 294,195 Company common shares at a purchase price per share of $67.98,

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10.  License, Acquisitions and Other Agreements (Continued)
subject to certain specified development milestones and the Company achieving a specified market capitalization. Refer to Note 6, "Shareholders' Equity" for further discussion.
The Company has not recorded any of the remaining contingent consideration payments to Knopp as a liability in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at June 30, 2024.
Pyramid Acquisition
In January 2024, the Company acquired Pyramid Biosciences, Inc. (“Pyramid”), pursuant to an Agreement and Plan of Merger, dated January 7, 2024 ("the Pyramid Agreement"). In consideration for the Pyramid acquisition, Biohaven made an upfront payment of 255,794 Company common shares, valued at approximately $10,894.
The Company accounted for this purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, IPR&D. The IPR&D asset has no alternative future use and relates primarily to BHV-1510. There was no material value assigned to any other assets or liabilities acquired in the acquisition. As such, the upfront payment discussed above was recorded as a charge to R&D expense in the accompanying condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2024.
As of June 30, 2024, under the Pyramid Agreement, the Company has remaining success-based payments comprised of (i) up to $5,000 based on developmental and regulatory milestones for the lead asset, BHV-1510 (formerly known as PBI-410), (ii) up to an additional $30,000 based on developmental and regulatory milestones for a second asset (formerly known as PBI-200) and (iii) up to $40,000 for commercial sales-based milestones of BHV-1510. Contingent developmental and regulatory milestone payments may be paid in cash or Biohaven common shares at the election of Biohaven and commercial sales-based milestones are to be made in cash.
The Company has not recorded any of the remaining contingent consideration payments as a liability in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at June 30, 2024.
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
Research Commitments
The Company has agreements with several contract manufacturing organizations ("CMOs") and contract research organizations ("CROs") to provide products and services in connection with the Company’s preclinical studies and clinical trials. As of June 30, 2024, the Company had no remaining maximum research commitments in excess of one year.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  Commitments and Contingencies (Continued)

third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2024 or December 31, 2023.
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
The Company did not record any material milestone payments related to the Moda Agreement for the three months ended June 30, 2024. For the six months ended June 30, 2024, the Company recorded research and development expense of $850 related to developmental milestones under the Moda Agreement. For the three and six months ended June 30, 2023, the Company did not record any material milestone payments related to the Moda Agreement.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of June 30, 2024, there were no matters which would have a material impact on the Company’s financial results.
12. Income Taxes
The following table provides a comparative summary of the Company's income tax provision and effective income tax rate for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax provision	$177	$2,177	$746	$3,116
Effective income tax rate	0.1%	2.5%	0.1%	2.0%
The decrease in income tax provisions for the three and six months ended June 30, 2024 as compared to the same periods in 2023 was primarily attributable to the Company adopting the guidance contained in a Notice of Proposed Rule Making issued during the third quarter of 2023 by the United States Internal Revenue Service ("the Notice"). The Notice allows the Company to immediately deduct certain R&D expenditures which were incurred in the US and reimbursed by the Company’s foreign parent. Previously, these expenditures were required to be capitalized under the Tax Cuts and Jobs Act, which was effective for tax years beginning on or after January 1, 2022.

13. Related Party Transactions
Relationship with the Former Parent
Upon the effectiveness of the Separation on October 3, 2022, the Former Parent ceased to be a related party of the Company.
On October 3, 2022, the Company entered into agreements with the Former Parent in connection with the Separation, including a Transition Services Agreement. For a full discussion of agreements entered into with the Former Parent, refer to Note 14, "Related Party Transactions" to the consolidated financial statements included in the 2023 Form 10-K. The Company did not record any material income for transition services provided to the Former Parent during the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, the Company recorded $1,674 and $5,559, respectively, in other income reflecting transition services provided to the Former Parent.
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
For the three and six months ended June 30, 2024, the Company recorded $582 and $1,027, respectively, in R&D expense, including certain administrative expenses, related to the Yale MoDE Agreement, the Yale Agreement, and the 2023 Yale SRA (collectively, the "Yale Agreements"). For the three and six months ended June 30, 2023, the Company recorded $947 and $1,699, respectively, in research and development expense, including certain administrative expenses, related to the Yale Agreements. As of June 30, 2024, the Company did not owe any amounts to Yale University.

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
Overview
We are a biopharmaceutical company focused on the discovery, development, and commercialization of life-changing treatments in key therapeutic areas, including immunology, neuroscience, and oncology. We are advancing our innovative portfolio of therapeutics, leveraging our proven drug development experience and multiple proprietary drug development platforms. Our extensive clinical and preclinical programs include Kv7 ion channel modulation for epilepsy and mood disorders; extracellular protein degradation for immunological diseases; Transient Receptor Potential Melastatin 3 ("TRPM3") antagonism for migraine and neuropathic pain; Tyrosine Kinase 2/Janus Kinase 1 ("TYK2/JAK1") inhibition for neuroinflammatory disorders; glutamate modulation for obsessive-compulsive disorder (“OCD”) and spinocerebellar ataxia ("SCA"); myostatin inhibition for neuromuscular and metabolic diseases, including spinal muscular atrophy ("SMA") and obesity; and antibody recruiting bispecific molecules ("ARMs") and antibody drug conjugates ("ADCs") for cancer.
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
In May 2022, the Company announced top-line results from the Phase 3 clinical trial (Study BHV4157-206) evaluating the efficacy and safety of its investigational therapy, troriluzole, in patients with SCA. The primary endpoint, change from baseline to week 48 on the modified functional Scale for the Assessment and Rating of Ataxia ("f-SARA"), did not reach statistical significance in the overall SCA population as there was less than expected disease progression in the placebo arm over the course of the study. Preliminary post hoc analysis of efficacy measures by genotype suggested a treatment effect in patients with the SCA3 genotype (p=0.045, LSM difference from placebo). A risk reduction in falls was also observed in the SCA3 population, as well as across all SCA genotypes. Troriluzole was well tolerated with an adverse event profile similar to placebo.
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
We continue to have constructive dialogue with the FDA regarding our SCA development program and potential future data analyses to address regulatory concerns in the previously issued refuse-to-file decision on the NDA application for SCA3. As a result of regulatory interactions, Biohaven designed a new protocol to assess the effectiveness of troriluzole after 3 years of treatment in SCA. This new protocol, BHV4157-206-RWE (NCT06529146), uses real world evidence ("RWE") of effectiveness using real-world data ("RWD") sources to examine the treatment effects of troriluzole in SCA after up to 3 years of therapy compared to external control subjects collected from the US SCA Natural History cohort ("CRC-SCA"). The data analysis will incorporate new patient data that was previously unavailable and not analyzed in the prior FDA submission. The primary outcome measure for BHV4157-206-RWE is the change from baseline on the f-SARA. The protocol was designed to be consistent with FDA’s Guidance for Industry, "Considerations for the Use of Real-World Data and Real-World Evidence to Support Regulatory Decision Making for Drug and Biological Products." The protocol and SAP were submitted and reviewed by FDA prior to database lock of newly available 3-year data. Topline data from this protocol is expected in the second half of 2024 and, if positive, could form the basis of a new drug application to the FDA. We will provide further updates on the SCA development program as warranted by any continued positive progress from the outcome of future regulatory interactions on this topic.
In October, 2023, the European Medicines Agency ("EMA") informed us that our Marketing Authorization Application ("MAA") for troriluzole (Dazluma) in the treatment of SCA has been validated and is now under review by EMA's Committee for Medicinal Products for Human Use ("CHMP").
We remain committed to working closely with the health authorities to bring troriluzole to people with SCA, given no therapy is currently approved for this ultra-rare genetic disorder.
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
In January 2024, we announced plans to conduct a pre-planned interim analysis ("IA") to evaluate efficacy in the first of our two Phase 3 studies in OCD. The IA was planned to be conducted by an independent Data Monitoring Committee after approximately 70% of subjects in the primary analysis population reached the primary endpoint. The Data Monitoring Committee convened in the second quarter of 2024 to review the IA and informed the Company that the study may continue. As such, we continue enrolling patients in the first Phase 3 study in OCD and expect that this study will be fully enrolled in the first quarter of 2025. We expect to report topline data from the first Phase 3 study in OCD in the first half of 2025.
There is a similarly designed pre-planned IA for the second Phase 3 study in OCD, with topline results from this IA anticipated in the second half of 2024.
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
Spinal Muscular Atrophy
In July 2022, we commenced enrollment in a Phase 3 clinical trial of BHV-2000 assessing the efficacy and safety of taldefgrobep alfa in Spinal Muscular Atrophy ("SMA"). SMA is a rare, progressively debilitating motor neuron disease in which development and growth of muscle mass are compromised, resulting in progressive weakness and muscle atrophy, reduced motor function, impaired quality of life and often death. The Phase 3 placebo-controlled, double-blind trial is designed to evaluate the efficacy and safety of taldefgrobep as an adjunctive therapy for participants who are already taking a stable dose of nusinersen or risdiplam or have a history of treatment with onasemnogene abeparvovec-xioi (Zolgensma), compared to placebo. The study is neither restricted nor limited to patients based on ambulatory status or classification of SMA and is designed to randomize approximately 180 patients in this randomized, double-blind, placebo-controlled global trial. Baseline characteristics of the population enrolled in the ongoing Phase 3 study in SMA were reported and confirmed to be well matched to the target clinical population. The primary endpoint of the study, the 32 Item Motor Function Measurement, is a reliable and validated endpoint for measuring clinically meaningful benefit in SMA. We expect to report topline data from our Phase 3 study in the second half of 2024.
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
In October 2023, we announced preclinical data demonstrating the ability of taldefgrobep alfa to significantly reduce fat mass while increasing lean mass in an obese mouse model. In a mouse model of diet-induced obesity, untreated mice exhibited an increase in fat mass of 31%, while the mice treated with taldefgrobep alfa demonstrated increases in lean mass of 25% from baseline (p≤.0.001) and lost 11% of their baseline fat (p≤.0.001) compared to vehicle (placebo) treated mice. Insulin and leptin levels were consistently lower in mice treated with taldefgrobep alfa compared to the untreated mice. There was no difference in food intake over time across the taldefgrobep alfa and untreated mice, counter to what has been observed with incretin mimetics (e.g., semaglutide) which are consistently associated with a reduction in energy intake.

In May 2024, we announced preclinical data from a diet induced obesity mouse model, which showed treatment with taldefgrobep alfa together with a glucagon-like peptide-1 ("GLP-1") agonist produced greater reductions in body weight and fat mass, and a larger increase in lean muscle mass, compared to treatment with GLP-1 alone (see figure below).
We plan to initiate a Phase 2 clinical trial of taldefgrobep in the management of metabolic disease in the second half of 2024. The study will evaluate the ability of taldefgrobep to maintain lean mass muscle as an adjunctive to standard of care GLP-1 therapy in adults living with overweight and obesity. We are evaluating and have not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.

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
Mood Disorders
Approximately 1 in 5 adults in the US are living with neuropsychiatric illnesses that are, in turn, associated with inadequate treatment, poor quality of life, disability, and considerable direct and indirect costs. There is significant unmet need for novel and effective therapeutic options that are not limited by long latency periods to clinical effects, low response rates, and significant risks and side effects. Increasing evidence from animal models and clinical trials now suggests that Kv7.2/7.3 targeting drugs offer the potential to treat a spectrum of these neuropsychiatric diseases including, but not limited to, mood disorders, such as major depressive disorder ("MDD") and bipolar disorder.
Major Depressive Disorder
We initiated a Phase 2 clinical trial with BHV-7000 for the treatment of MDD in the second quarter of 2024. The study is a 6 week, randomized, double-blind, placebo-controlled trial in approximately 300 subjects, with a primary endpoint of measurement on the Montgomery-Asberg Depression Rating Scale ("MADRS"). See figure below for trial design.

Bipolar disorder
We also initiated a Phase 2/3 clinical trial with BHV-7000 for the treatment of bipolar disorder in the second quarter of 2024. The study is a 3 week, randomized, double-blind, placebo-controlled trial in approximately 256 subjects, with a primary endpoint of measurement on the Young Mania Rating Scale ("YMRS"). See figure below for trial design.
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
BHV-2100
BHV-2100 is an orally-bioavailable small molecule antagonist of TRPM3. TRPM3 is expressed in the relevant human tissue types for pain and migraine, and both preclinical models and human genetics implicate TRPM3 in pain and migraine.
In May 2024, we reported positive pharmacokinetic and safety data from the completed Phase 1 study with BHV-2100. The results demonstrated rapid absorption with therapeutic concentrations achieved by 20 minutes. The favorable tolerability profile at single doses up to 500 mg exceeds the anticipated therapeutic dose and is well above the EC90 concentration. Based on these findings, we plan to advance BHV-2100 into a Phase 2 study in the acute treatment of migraine and a proof-of-concept study in pain in the second half of 2024.
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
BHV-8000
Dysregulation of the immune system has been implicated in several neurodegenerative and neuroinflammatory disorders including Parkinson's disease, multiple sclerosis, Alzheimer's disease, amyotrophic lateral sclerosis and autoimmune encephalitis. Over-active immune cells and microglia driving chronic neuroinflammation result in release of cytokines with activation of leukocytes that is thought to contribute to neuronal injury, death, gliosis, and demyelination. The TYK2 and JAK1 signal transduction pathways mediate highly complementary immune and inflammatory signaling events. Targeted, small-molecule therapies that inhibit TYK2 or JAK kinases have separately demonstrated robust efficacy in autoimmune, dermatologic and gastrointestinal disorders. TYK2 is a validated immune target as evidenced by a recent peripheral program that gained FDA approval, and there are multiple additional peripheral non-CNS programs in clinical development. Brain penetrant inhibitors of TYK2/JAK1 have the potential to bring this validated immune target to brain disorders.
There are currently no brain penetrant, selective, dual TYK2/JAK1 inhibitors approved for brain disorders. In May 2023, we began dosing with BHV-8000 (previously TLL-041), in a Phase 1 study in normal healthy volunteers. In May 2024, we reported positive results from the Phase 1 single and multiple ascending dose study with BHV-8000 in healthy subjects, including evidence of target engagement along with a safe and well tolerated profile. The Phase 1 study also confirmed cerebrospinal fluid ("CSF") exposures of BHV-8000 and evidence of biomarker target engagement within the CNS. We also announced the successful completion of two FDA meetings with favorable feedback enabling registrational programs for Parkinson's disease and for the prevention of ARIA, a novel indication.
We anticipate beginning Phase 2/3 clinical trials with BHV-8000 in the second half of 2024 targeting neuroinflammatory conditions, potentially including Amyloid-Related Imaging Abnormalities ("ARIA") in Alzheimer’s disease, Alzheimer's disease, Parkinson's disease and multiple sclerosis. We are evaluating and have not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.
MoDE Degraders
Bispecific Molecular Degraders of Extracellular Proteins
Molecular Degraders of Extracellular Proteins (“MoDEs”) are bispecific molecules that target pathologic circulating proteins and direct them to the liver for degradation by the endolysosomal pathway. Our MoDE platform is being explored for use in a wide range of therapeutic areas, including indications in immune-mediated diseases, cancer and other diseases. We are planning for MoDEs to be administered as intravenous or subcutaneous formulations. We expect to initiate a total of 4 Investigational New Drug Applications or the foreign equivalent ("IND") for the degrader program in 2024.
BHV-1300
BHV-1300 is an IgG degrader which we are initially developing for the treatment of rheumatoid arthritis ("RA"). RA is a chronic autoimmune disease estimated to affect 1 to 2% of the global population. RA primarily affects the joints, causing pain, swelling, stiffness, and loss of function.
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
14
21
Time (days)

* Adapted from BLA 761154, IND 116471, Study no. r-fkb327-01
The Phase 1 study examining BHV-1300 was initiated in the first quarter of 2024 and remains ongoing. In May 2024, we reported preliminary results from our Phase 1 study of BHV-1300. These results in healthy subjects reported that BHV-1300 rapidly and selectively lowers IgG in a dose-dependent manner in the first 4 cohorts completed to date (see figure below). Preliminary IgG lowering data is consistent with modeling, with dose- and time-dependent IgG lowering observed even in initial low-dose cohorts. Some subjects experienced IgG reductions as low as 50 to 70% of baseline. BHV-1300 demonstrated reduction of IgG without significantly impacting LFTs, albumin, LDL cholesterol or other serum labs. BHV-1300 has been safe and well tolerated to date, with no serious or severe adverse events. Most AEs were mild, deemed unrelated to study drug and resolved spontaneously. As expected from the selectivity of the molecule for IgG, when compared to placebo, there were no meaningful reductions in average IgA, IgM or IgE levels during the week after dosing. No adverse trends have been observed in vital signs or ECGs. Modeling suggests additional cohorts in the Phase 1 study will achieve greater than 70% lowering of IgG utilizing doses compatible with subcutaneous administration.

BHV-1300 Maximum IgG Percent of Baseline Within 96 Hours

120
110
100
90
80
70
60
50
40
30
20
10
0
IgG Percent of Baseline
Median Reduction -1
Median Reduction -16
Median Reduction -26
Median Reduction -43
Cohort 1
Cohort 2
Cohort 3
Cohort 4
Treatment

★ Predicted based on modeling

Preliminary data from ongoing Phase 1 Study (as of May 28, 2024).

The Phase 1 study has also compared intravenous and subcutaneous administration of BHV-1300. Subcutaneous administration of BHV-1300 demonstrated an average of approximately 44% higher than expected exposure compared to the dose-equivalent intravenous formulation without injection site reactions. This new human data confirms the feasibility of the Company's plan for convenient dosing of BHV-1300 with a patient self-administered subcutaneous auto-injector. The Company expects to provide further updates on the BHV-1300 development program by the end of 2024.
BHV-1310
BHV-1310 is a next generation bispecific IgG degrader with the same specificity as BHV-1300 for IgG1, IgG2 and IgG4 which is initially being developed for the treatment of rare disorders including conditions like generalized myasthenia gravis ("gMG") and potentially other acute or chronic conditions, or chronic conditions with acute exacerbations or flares.
MG is a neuromuscular disorder that is estimated to affect approximately 36,000 to 60,000 people in the United States. Patients with gMG develop antibodies that attack critical signaling receptor proteins at the junction between nerve and muscle cells, inhibiting communication between nerves and muscle and resulting in weakness of the skeletal muscles.
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
BHV-1400
BHV-1400 is a selective MoDE which is being developed to target Gd-IgA1 for the treatment of IgA Nephropathy. Specific removal of pathogenic Gd-IgA1 and associated circulating immune complexes with preservation of normal IgA potentially permits disease remission without incurring an infection risk. We shared preliminary data demonstrating the chimeric antibody-ASGPR ligand conjugate specifically mediated endocytosis of Gd-IgA1, as opposed to normal IgA1 and IgA2, in an endocytosis assay with ASGPR-expressing cell lines, and that MoDE degraders successfully internalize and degrade these immune-complexes. We expect to initiate Phase 1 studies of BHV-1400 in the second half of 2024. We are evaluating and have not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.
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
Additional Degraders
We are currently developing additional MoDE degraders which will advance to INDs in 2025. These include potential treatments for Type 1 diabetes with our degrader targeting anti-insulin and anti-proinsulin autoantibodies, kidney disease with our degrader targeting phospholipase A2 receptor ("PLA2R") antibodies for idiopathic membranous nephropathy, an IgG4 specific degrader to target IgG4-mediated rare diseases, and gene therapy administration optimization with our degrader to target neutralizing antibodies to Adeno-Associated Virus Serotype 9 ("AAV9").
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
In preclinical TROP-2 expressing tumor models, BHV-1510 has shown improved antitumor activity versus other TROP-2 directed ADCs, in addition to improved plasma stability, more potent in vitro cytotoxicity, superior bystander effect, and greater immunogenic cell death with the novel TopoIx payload. Improved and differentiated safety has been seen in cynomolgus monkey GLP toxicology studies, suggesting a wide therapeutic index. BHV-1510 has similar favorable characteristics to our proprietary MATE conjugation technology, which should allow highly stable site-specific conjugation, resulting in a favorable PK, toxicity and manufacturability profile.
The IND for BHV-1510 was approved by the FDA in January 2024. The First-in Human, Phase 1/2 trial evaluating BHV-1510 in patients with advanced solid tumors commenced in the second quarter of 2024. This trial consists of two parts; Phase 1 dose escalation and Phase 2 dose expansion, in patients with advanced incurable cancer that have progressed on or are intolerant to standard therapy. The primary objective of Phase 1 is safety, to identify a recommended dose for expansion ("RDE") or maximum tolerated dose. Phase 1 dose escalation will be implemented based on a Bayesian optimal interval design, with the lowest dose initiated as a single patient cohort. Patients are expected to be dosed in escalating cohorts, with dosing regimens administered intravenously every three weeks. The Phase 2 dose expansion part of the study will consist of non-randomized efficacy finding expansion cohorts, defined by specific tumor types that will be treated at the RDE to estimate the anti-tumor activity of BHV-1510. Up to approximately 170 subjects are planned to be evaluated.
Preclinically, BHV-1510 has shown enhanced cellular cytotoxicity, bystander killing, and immunogenic cell death resulting in improved efficacy as monotherapy, and synergistic efficacy in combination with anti-PD-1 therapy. In IND-enabling studies, BHV-1510 also showed a broader therapeutic margin relative to more advanced Trop-2 ADCs, including a lack of lung toxicity, that may translate to an improved clinical efficacy and safety profile. In May 2024, we announced that we entered into a clinical supply agreement with Regeneron Pharmaceuticals, Inc. ("Regeneron") under which we will sponsor and fund the planned combination clinical trial and Regeneron will provide Libtayo®. Libtayo® is a fully-human monoclonal antibody targeting the immune checkpoint receptor programmed cell death protein-1 ("PD-1").

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
Recent Developments
Amendment to Knopp Purchase Agreement
In May 2024, we entered into an amendment to the Purchase Agreement with Knopp (the “Knopp Amendment”). Under the Knopp Amendment, the parties thereto agreed to replace the scaled high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for BHV-7000 and the pipeline programs. The parties also agreed to reduce the success-based payments payable under the Purchase Agreement by removing all commercial sales-based milestones, which were up to $562.5 million, and reducing the developmental and regulatory milestones, which were up to $575 million, to up to $210 million based on regulatory approvals in the United States and EMEA for BHV-7000 ($25 million of which has already been paid) and up to an additional $60 million based on regulatory approval in the United States for the other Kv7 pipeline programs. We retain the ability to pay these contingent milestone payments in cash or in Biohaven Shares at our election, subject to the same increases if we elect to pay in Biohaven Shares.
In consideration of the revisions to the success-based payment and royalty payment obligations, we agreed to issue to Knopp 1,872,874 Biohaven Shares, valued at approximately $75 million, through a private placement within 60 days of the date of execution of the Knopp Amendment (the “2024 Additional Consideration”) and additional Biohaven Shares with an approximate value of $75 million within 60 days of the first anniversary of execution of the Knopp Amendment (the “2025 Additional Consideration”). We have also given Knopp the option to request a one-time cash true-up payment from us in December 2024 in the event that Knopp continues to hold the Biohaven Shares representing the 2024 Additional Consideration and the value of such shares has declined, and a one-time cash true-up payment from us in December 2025 in the event that Knopp continues to hold the Biohaven Shares representing the 2025 Additional Consideration and the value of such shares has declined, in each case, subject to certain conditions. In May 2024, we issued the 2024 Additional Consideration at an approximate value of $66.0 million.
As further consideration for the revisions to the success-based payment and royalty payment obligations in the Knopp Amendment, we issued to Knopp a warrant (the “Warrant”) to purchase 294,195 Biohaven Shares at a purchase price per share of $67.98, subject to certain specified development milestones and the Company achieving a specified market capitalization.
For further discussion of the Knopp Amendment, refer to Note 4, "Fair Value of Financial Assets and Liabilities", Note 6, "Shareholders' Equity, " and Note 10, " License, Acquisitions and Other Agreements" to the accompanying condensed consolidated financial statements included in this Form 10-Q.
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
Other Income, Net
Other income, net primarily consists of changes in the fair value of our forward contract and derivative liabilities and net investment income.

The fair value of the forward contracts and derivative liabilities recognized in connection with the Knopp Amendment are determined using a Monte Carlo simulation of the Company's stock price over the respective duration and terms of each instrument being valued. Refer to Note 4, "Fair Value of Financial Assets and Liabilities" to the accompanying condensed consolidated financial statements included in this Form 10-Q for detail on valuation inputs and methodology. The fair value of these liabilities are recorded on the condensed consolidated balance sheets with changes in fair value recorded in other income, net in the condensed consolidated statements of operations and comprehensive loss.
Net investment income is comprised of interest income and net accretion and amortization on investments in addition to realized gains and losses. Refer to Note 3, "Marketable Securities," to the accompanying condensed consolidated financial statements included in this Form 10-Q for further detail on our investments.
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
We have historically outsourced all of the research and clinical development for our programs under a master services agreement with Biohaven Pharmaceuticals, Inc. ("BPI"). As a result of providing services under this agreement, BPI was profitable during the three and six months ended June 30, 2024 and 2023. A similar arrangement is also in place for our subsidiary, Biohaven Biosciences Ireland Limited ("BBIL") also operates under a similar arrangement. Both Companies are subject to taxation in the US and Ireland, respectively. As such, in each reporting period, the tax provision includes the effects of the results of operations of BPI and BBIL.
At June 30, 2024 and December 31, 2023, we continued to maintain a full valuation allowance against our net deferred tax assets, comprised primarily of research and development tax credit carryforwards and net operating loss carryforwards, based on management’s assessment that it is more likely than not that the deferred tax assets will not be realized.
Our income tax provisions primarily represent Federal and state taxes related to the profitable operations of our subsidiaries in the United States and Ireland.
Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following tables summarize our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change
In thousands
Operating expenses:
Research and development	$314,819	$79,490	$235,329
General and administrative	18,953	14,521	4,432
Total operating expenses	333,772	94,011	239,761
Loss from operations	(333,772)	(94,011)	(239,761)
Other income, net	14,178	5,842	8,336
Loss before provision for income taxes	(319,594)	(88,169)	(231,425)
Provision for income taxes	177	2,177	(2,000)
Net loss	$(319,771)	$(90,346)	$(229,425)

Research and Development Expenses

	Three Months Ended June 30,
	2024	2023*	Change
In thousands
Direct research and development expenses by program:
BHV-4157 (Troriluzole)	$17,076	$19,141	$(2,065)
BHV-2000 (Taldefgrobep Alfa)	17,748	11,078	6,670
BHV-7000 & BHV-7010 (Kv7)	199,250	9,904	189,346
BHV-2100 (TRPM3 Antagonist)	4,272	1,311	2,961
BHV-8000 (TYK2/JAK1)	2,675	1,115	1,560
BHV-1300 (IgG Degrader)	7,358	4,220	3,138
BHV-1310 (IgG Degrader)	3,938	—	3,938
BHV-1400 (IgA Degrader)	7,612	—	7,612
BHV-1510 (Trop2)	3,043	—	3,043
Other programs	1,473	3,175	(1,702)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	24,960	19,280	5,680
Preclinical research programs	18,091	6,514	11,577
Other	7,323	3,752	3,571
Total research and development expenses	$314,819	$79,490	$235,329
*Certain prior year amounts have been reclassified to conform to current year presentation

R&D expenses, including non-cash share-based compensation costs, were $314.8 million for the three months ended June 30, 2024, compared to $79.5 million for the three months ended June 30, 2023. The increase of $235.3 million was due, in part, to a one-time non-cash expense of $171.9 million paid to Knopp for a milestone and royalty buyback related to the BHV-7000 and broader Kv7 platform that was recognized during the three months ended June 30, 2024 (the buyback reduced our potential future milestone payments by $867.5 million, and replaced the scaled high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for the Kv7 programs). The increase in R&D expenses was also due to advancing our 6 clinical platforms including 5 Phase 3 starts for BHV-7000, follow-on Kv7 assets, preclinical research programs, and increases in direct program spend for additional and advancing multiple clinical development programs. See further discussion of the Knopp Amendment included in Note 10, "License, Acquisitions and Other Agreements" to the condensed consolidated financial statements included in this Form 10-Q. The increase in expense was also related to advancing our 6 clinical platforms including 5 phase 3 starts for BHV-7000, follow-on Kv7 assets, preclinical research programs, and increases in direct program spend for additional and advancing multiple clinical development programs during the three months ended June 30, 2024, as compared to the same period in the prior year.
Non-cash share-based compensation expense was $7.1 million for the three months ended June 30, 2024, an increase of $4.6 million as compared to the same period in 2023. Non-cash share-based compensation expense was higher in 2024 primarily due to our annual equity incentive awards granted in the fourth quarter of 2023 and the first quarter of 2024.
General and Administrative Expenses
General and administrative expenses were $19.0 million for the three months ended June 30, 2024, compared to $14.5 million for the three months ended June 30, 2023. The increase of $4.4 million was primarily due to increased non-cash share-based compensation expense. Non-cash share-based compensation expense was $5.2 million for the three months ended June 30, 2024, an increase of $2.9 million as compared to the same period in 2023. Non-cash share-based compensation expense was higher in 2024 primarily due to our annual equity incentive awards granted in the fourth quarter of 2023 and the first quarter of 2024.
Other Income, Net
Other income, net was a net income of $14.2 million for the three months ended June 30, 2024, compared to $5.8 million for the three months ended June 30, 2023. The increase was primarily due to a $9.2 million gain recorded upon settlement of our forward contract liability for the 2024 Additional Consideration issued under the Knopp Amendment, and increased investment income. This was partially offset by a decrease in other income recognized during the three months ended June 30, 2024 as compared to the same period in 2023 related to the Transition Services Agreement entered into with the Former Parent. See Note 4, "Fair Value of Financial Assets and Liabilities" to the accompanying condensed consolidated financial statements included in this Form 10-Q for discussion of the forward contract and derivative liabilities recorded in connection with the Knopp Amendment.
Provision for Income Taxes
We recorded an income tax provision of $0.2 million for the three months ended June 30, 2024, compared to a provision for income taxes of $2.2 million for the three months ended June 30, 2023. The decrease in income tax expense for the three months ended June 30, 2024 as compared to 2023 was primarily attributable to our adoption of the guidance contained in a Notice of Proposed Rule Making issued during the third quarter of 2023 by the United States Internal Revenue Service ("the Notice"). See further discussion of the Notice in Note 12, "Income Taxes" to the condensed consolidated financial statements included in this Form 10-Q.
Comparison of the Six Months Ended June 30, 2024 and 2023
The following tables summarize our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change
In thousands
Operating expenses:
Research and development	$470,791	$142,951	$327,840
General and administrative	46,221	28,842	17,379
Total operating expenses	517,012	171,793	345,219
Loss from operations	(517,012)	(171,793)	(345,219)
Other income, net	18,483	14,071	4,412
Loss before provision for income taxes	(498,529)	(157,722)	(340,807)
Provision for income taxes	746	3,116	(2,370)
Net loss	$(499,275)	$(160,838)	$(338,437)
Research and Development Expenses

	Six Months Ended June 30,
	2024	2023*	Change
In thousands
Direct research and development expenses by program:
BHV-4157 (Troriluzole)	$34,163	$37,543	$(3,380)
BHV-2000 (Taldefgrobep Alfa)	28,876	17,933	10,943
BHV-7000 & BHV-7010 (Kv7)	224,053	17,773	206,280
BHV-2100 (TRPM3 Antagonist)	8,892	2,026	6,866
BHV-8000 (TYK2/JAK1)	6,924	1,161	5,763
BHV-1300 (IgG Degrader)	16,583	4,475	12,108
BHV-1310 (IgG Degrader)	7,199	—	7,199
BHV-1400 (IgA Degrader)	11,704	—	11,704
BHV-1510 (Trop2)	22,629	—	22,629
Other programs	1,522	3,780	(2,258)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	65,565	36,959	28,606
Preclinical research programs	30,717	13,803	16,914
Other	11,964	7,498	4,466
Total research and development expenses	$470,791	$142,951	$327,840
*Certain prior year amounts have been reclassified to conform to current year presentation

R&D expenses, including non-cash share-based compensation costs, were $470.8 million for the six months ended June 30, 2024, compared to $143.0 million for the six months ended June 30, 2023. The increase of $327.8 million was primarily due to non-cash expense of $171.9 million paid to Knopp for a milestone and royalty buyback related to the BHV-7000 and broader Kv7 platform that was recognized during the three months ended June 30, 2024 (the buyback reduced our potential future milestone payments by $867.5 million, and replaced the scaled high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for the Kv7 programs). See further discussion of the Knopp Amendment included in Note 10, "License, Acquisitions and Other Agreements" to the condensed consolidated financial statements included in this Form 10-Q. The increase in expense was also related to advancing our 6 clinical platforms including 5 phase 3 starts for BHV-7000, follow-on Kv7 assets, preclinical research programs, and increases in direct program spend for additional and advancing multiple clinical development programs in 2024, as compared to the same period in the prior year. The $22.6 million increase in expense for BHV-1510 was primarily due to the Pyramid Acquisition, which resulted in $10.9 million (non-cash) of expense recorded to R&D during the six months ended June 30, 2024, a $1.5 million milestone payment which became due during the first quarter of 2024, and a $5.7 million non-cash milestone payment which became due during the first quarter of 2024.
Non-cash share-based compensation expense was $28.4 million for the six months ended June 30, 2024, an increase of $23.7 million as compared to the same period in 2023. Non-cash share-based compensation expense was higher in the 2024 primarily due to our annual equity incentive awards granted in the fourth quarter of 2023 and first quarter of 2024.
General and Administrative Expenses
G&A expenses, including non-cash share-based compensation costs, were $46.2 million for the six months ended June 30, 2024, compared to $28.8 million for the six months ended June 30, 2023. The increase of $17.4 million was primarily due to increased non-cash share-based compensation expense. Non-cash share-based compensation expense was $18.7 million for the six months ended June 30, 2024, an increase of $15.0 million as compared to the same period in 2023. Non-cash share-based compensation expense was higher in 2024 primarily due to our annual equity incentive awards being granted in the fourth quarter of 2023 and the first quarter of 2024.
Other Income , Net
Other income, net was a net income of $18.5 million for the six months ended June 30, 2024, compared to $14.1 million for the six months ended June 30, 2023. The increase was primarily due to a $9.2 million gain recorded upon settlement of our forward contract liability for the 2024 Additional Consideration issued under the Knopp Amendment, and increased investment income. This was partially offset by a decrease of $5.6 million in other income recognized during the six months ended June 30, 2024 as compared to the same period in 2023 related to the Transition Services Agreement entered into with the Former Parent. See Note 4, "Fair Value of Financial Assets and Liabilities" to the accompanying condensed consolidated financial statements included in this Form 10-Q for discussion of the forward contract and derivative liabilities recorded in connection with the Knopp Amendment.
Provision for Income Taxes
We recorded an income tax provision of $0.7 million for the six months ended June 30, 2024, compared to an income tax provision of $3.1 million for the six months ended June 30, 2023. The decrease in income tax expense for the six months ended June 30, 2024 as compared to 2023 was primarily attributable to our adoption of the Notice. See further discussion of the Notice in Note 12, "Income Taxes" to the condensed consolidated financial statements included in this Form 10-Q.
Liquidity and Capital Resources
Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from operations. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval and pursue commercialization of any approved product candidate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates
Historically, we have funded our operations primarily with the cash contribution received from the Former Parent at the Separation and proceeds from the sale of our common shares. We have incurred recurring losses since our inception and expect to continue to generate operating losses for the foreseeable future.
As of June 30, 2024, we had cash and cash equivalents of $239.1 million and marketable securities of $197.8 million. Cash in excess of immediate requirements is invested in marketable securities and money market funds with a view to liquidity and capital preservation. We continuously assess our working capital needs, capital expenditure requirements, and future investments or acquisitions.

Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2024	2023	Change
In thousands
Net cash used in operating activities	$(270,435)	$(122,031)	$(148,404)
Net cash (used in) provided by investing activities	(63,900)	75,195	(139,095)
Net cash provided by financing activities	324,546	6,329	318,217
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13)	(147)	134
Net (decrease) in cash, cash equivalents and restricted cash	$(9,802)	$(40,654)	$30,852
Operating Activities
Net cash used in operating activities was $270.4 million for the six months ended June 30, 2024 and $122.0 million for the six months ended June 30, 2023. The $148.4 million increase in net cash used in operating activities for the six months ended June 30, 2024 was primarily due to an increase in R&D spending to advance our 6 clinical platforms including 5 phase 3 starts for BHV-7000, follow-on Kv7 assets, preclinical research programs, and increases in direct program spend for additional and advancing multiple clinical development programs in 2024, as compared to the same period in the prior year. The R&D spend during the period includes $2.5 million in milestone payments for BHV-1510 and BHV-1300.
Investing Activities
Net cash used in investing activities was $63.9 million for the six months ended June 30, 2024, compared to net cash provided by investing activities of $75.2 million for the six months ended June 30, 2023. The $139.1 million increase in net cash used in investing activities for the six months ended June 30, 2024 was primarily driven by an increase in purchases of marketable securities with cash in excess of immediate requirements, partially offset by an increase in maturities of marketable securities (see Note 3, "Marketable Securities," to the Condensed Consolidated Financial Statements for additional details), as compared to the same period in the prior year.
Financing Activities
Net cash provided by financing activities was $324.5 million for the six months ended June 30, 2024 compared to $6.3 million for the six months ended June 30, 2023. The $318.2 million increase in net cash provided by financing activities for the six months ended
June 30, 2024 was primarily driven by an increase in proceeds from the issuance of common shares from our April 2023 public equity offering and Equity Distribution Agreement, both during the second quarter of 2024, as compared to the same period in the prior year.
April 2024 Public Offering
On April 22, 2024, we closed an underwritten public offering of 6,451,220 of its common shares, which included the exercise in full of the underwriters' option to purchase additional shares, at a price to the public of $41.00 per share. The net proceeds raised in the offering, after deducting underwriting discounts and expenses of the offering payable by us, were approximately $247.8 million. We intend to use the net proceeds received from the offering for general corporate purposes.
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
As of June 30, 2024, we have sold and issued 2,093,731 common shares under the Equity Distribution Agreement for net proceeds of approximately $69,890. Subsequent to June 30, 2024, we have issued and sold an additional 2,154,857 common shares for net proceeds of $76,360. As of August 9, 2024, the date of this report, the we have issued and sold a total of 4,248,588 common shares under the Equity Distribution Agreement for total net proceeds of $146,250, and no shares remain available to be issued.
Knopp Amendment
In May 2024, we entered into the Knopp Amendment which reduced our potential future milestone payments by $867.5 million, and replaced the scaled high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for our Kv7 programs. As consideration, we agreed to issue to Knopp the 2024 Additional Consideration and 2025 Additional Consideration, both non-cash common share payments, as well as agreed to one-time cash-true ups for both the 2024 Additional Consideration and 2025 Additional Consideration. See Recent Developments elsewhere in this Current Report on Form 10-Q for additional information on the Knopp Amendment.

On May 30, we issued 1,872,874 common shares valued at $66.0 million to Knopp to settle the forward contract liability related to the 2024 Additional Consideration and recognized a non-cash gain of $9.2 million on settlement. We expect to issue the common shares representing the 2025 Additional Consideration on or before June 30, 2025, in accordance with the Knopp Amendment.
In the event that Knopp continues to hold the shares of the Company's common shares representing the 2024 Additional Consideration and 2025 Additional Consideration on December 1, 2024 and 2025, respectively, and the Market Price declines relative to the respective Reference Price, both as defined in the agreement, we would be responsible for a cash payment equal to the difference.
Knopp Warrant
As further consideration under the Knopp Amendment, we issued to Knopp a warrant to purchase 294,195 of the Company's common shares with a purchase price of $67.98, subject to certain specified development milestones and the Company achieving a specified market capitalization.
As of June 30, 2024, the vesting conditions have not been met and the warrant is still outstanding.
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
We expect that our cash, cash equivalents and marketable securities, as of the date of this Quarterly Report on Form 10-Q, will be sufficient to fund operating and financial commitments and other cash requirements for more than one year. We expect we will need to raise additional capital until we are profitable. If no additional capital is raised through either public or private equity financings, debt financings, strategic relationships, alliances and licensing agreements, or a combination thereof, we may delay, limit or reduce discretionary spending in areas related to research and development activities and other general and administrative expenses in order to fund our operating costs and working capital needs.
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
Excluding the discussion below, during the six months ended June 30, 2024, there were no material changes to our critical accounting policies as reported in our annual consolidated financial statements included in the 2023 Form 10-K.
Valuation of Forward Contract and Derivative Liabilities
We have accounted for certain consideration agreed to in connection with the Knopp Amendment as forward contracts and derivative liabilities. The fair value of these liabilities have been determined based on Monte Carlo simulations of Biohaven's share price, which requires judgment and assumptions on the volatility of our share price, discounted to present value using a risk-free rate plus Biohaven specific credit risk as they are payable in either cash or a variable number of shares.
Our expectations of the volatility of Biohaven's share price at the reporting date could be materially different than our actual future volatility, and if so, would mean the estimated fair value could be significantly higher or lower than the fair value determined.
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
Our operations include activities in countries outside the U.S. As a result, our financial results are impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we operate. Our monetary exposures on our balance sheet are currently immaterial to our financial position as of June 30, 2024.
We do not engage in any hedging activities against changes in foreign currency exchange rates.
Interest Rate Risk
As of June 30, 2024, we invest our excess cash balances in marketable securities of highly rated financial institutions and investment-grade debt instruments. We seek to diversify our investments and limit the amount of investment concentrations for individual institutions, maturities and investment types. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1.00%, the fair value of our investment portfolio would (decrease) increase by approximately $(0.4) million and $0.4 million, respectively.
We do not engage in any hedging activities against changes in interest rates.
Equity Price Risk
We hold financial liabilities in the form of derivative liabilities related to the potential one-time cash true-up payments under the Knopp Amendment that are measured at fair value and recorded through net income (loss) in our condensed consolidated statement of operations and comprehensive loss. A primary driver of the fair value of these derivative liabilities is our 20-day volume weighted average share price ("VWAP") relative to the Reference Price, as defined in the agreement. A decrease in our 20-day VWAP relative to the Reference Price would result in an increase in the fair value of the liabilities.
Further information regarding the fair value of these financial liabilities that are measured at fair value on a recurring basis, and the unobservable inputs used in the valuation of these financial liabilities, is presented in Note 4, "Fair Value of Financial Assets and Liabilities" and Note 10, "License, Acquisitions and Other Agreements" to the accompanying condensed consolidated financial statements included in this Form 10-Q.
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
Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In January 2024, we acquired Pyramid Biosciences, Inc. ("Pyramid"), pursuant to an Agreement and Plan of Merger, dated January 7, 2024 (the "Pyramid Agreement"). In consideration for the Pyramid acquisition we made an upfront payment of 255,794 of our common shares. As of June 30, 2024, 253,410 of these common shares have been issued by the Company, including 10,452 shares that were issued in the second quarter of 2024. We also agreed to make additional success-based payments upon the achievement of certain regulatory milestones, which we may elect to pay in cash or our common shares. In January 2024, a payment became due to Pyramid related to achievement of a developmental milestone under the Pyramid Agreement, which we elected to pay in 98,129 of our common shares. As of June 30, 2024, 97,233 of these common shares have been issued by the Company. The shares related to both of these payments were not registered under the Securities Act upon issuance, and a portion of the shares were subsequently registered under our Registration Statement on Form S-3.
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
Amendment to Knopp Purchase Agreement
In May 2024, we entered into an amendment (the “Amendment”) to our existing Membership Interest Purchase Agreement, dated as of February 24, 2022, with Knopp Biosciences LLC (“Knopp”) in order to make certain changes to the royalty payment obligations and success-based payments. See Item 5, “Other Information” for additional information related to the Amendment.

In connection with the Amendment, we issued to Knopp 1,872,874 of our common shares, valued at approximately $75 million, through a private placement within 60 days of the date of execution of the Amendment (the “2024 Additional Consideration”). We also agreed to issue additional shares of our common shares, valued at approximately $75 million, within 60 days of the first anniversary of execution of the Amendment (the “2025 Additional Consideration”). In addition, we issued to Knopp a warrant (the "Warrant") to purchase 294,195 of our common shares at a purchase price per share of $67.98, subject to certain specified development milestones and achieving a specified market capitalization.

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

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
2.1#	Amendment to Membership Interest Purchase Agreement, dated as of May 1, 2024, by and among the Company, BTL, BPI and Knopp.
4.1#	Warrant, dated as of May 1, 2024, by and between the Company and Knopp.
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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
Dated: August 9, 2024
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Matthew Buten
Matthew Buten
Chief Financial Officer
(Principal Financial Officer)