Form 10-Q
period 2024-09-30
Biohaven Ltd.
filed 2024-11-12
CIK 1935979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2024, the registrant had 101,122,246 common shares, without par value per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

BIOHAVEN LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,390	$248,402
Marketable securities	294,426	133,417
Prepaid expenses	55,168	35,242
Income tax receivable	5,318	13,252
Other current assets	1,198	12,133
Total current assets	440,500	442,446
Property and equipment, net	18,276	17,191
Intangible assets	18,400	18,400
Goodwill	1,390	1,390
Other non-current assets	31,957	33,785
Total assets	$510,523	$513,212
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$19,744	$15,577
Accrued expenses and other current liabilities	63,520	39,846
Forward contract liability	69,030	—
Total current liabilities	152,294	55,423
Non-current operating lease liabilities	25,312	27,569
Derivative liability, non-current	12,320	—
Other non-current liabilities	4,591	2,245
Total liabilities	194,517	85,237
Commitments and contingencies (Note 11)
Shareholders' Equity:
Preferred shares, no par value; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common shares, no par value; 200,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 94,899,193 and 81,115,723 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,381,699	887,528
Additional paid-in capital	93,038	39,804
Accumulated deficit	(1,158,871)	(499,292)
Accumulated other comprehensive income (loss)	140	(65)
Total shareholders' equity	316,006	427,975
Total liabilities and shareholders' equity	$510,523	$513,212
The accompanying notes are an integral part of these condensed consolidated financial statements.
3

BIOHAVEN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$157,607	$95,517	$628,398	$238,468
General and administrative	20,561	15,030	66,782	43,872
Total operating expenses	178,168	110,547	695,180	282,340
Loss from operations	(178,168)	(110,547)	(695,180)	(282,340)
Other income, net	17,805	4,686	36,288	18,757
Loss before (benefit) provision for income taxes	(160,363)	(105,861)	(658,892)	(263,583)
(Benefit) provision for income taxes	(59)	(3,287)	687	(171)
Net loss	$(160,304)	$(102,574)	$(659,579)	$(263,412)
Net loss per share — basic and diluted	$(1.70)	$(1.50)	$(7.50)	$(3.86)
Weighted average common shares outstanding—basic and diluted	94,372,159	68,320,125	87,936,923	68,258,757
Comprehensive loss:
Net loss	$(160,304)	$(102,574)	$(659,579)	$(263,412)
Other comprehensive income (loss), net of tax	218	138	205	(126)
Comprehensive loss	$(160,086)	$(102,436)	$(659,374)	$(263,538)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(659,579)	$(263,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,394	5,018
Non-cash share-based compensation	59,269	12,916
Issuance of common shares as payment for acquisition of IPR&D asset	10,811	—
Issuance of common shares as payment under license and other agreements	71,627	—
Fair value of forward contract and derivative liabilities under license agreement	102,529	—
Change in fair value of forward contract and derivative liabilities	(21,179)	—
Issuance of warrant under license agreement	3,340	—
Other non-cash items, net	(6,749)	(4,696)
Changes in operating assets and liabilities, net of effects of acquisition:
Prepaid expenses and other current and non-current assets	(290)	28,428
Accounts payable	2,425	(1,188)
Accrued expenses and other current and non-current liabilities	20,691	6,090
Net cash used in operating activities	(411,711)	(216,844)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	312,364	214,224
Proceeds from sales of marketable securities	—	4,920
Purchases of marketable securities	(466,053)	(82,822)
Purchases of property and equipment	(4,000)	(2,578)
Cash acquired from acquisition of IPR&D asset	391	—
Net cash (used in) provided by investing activities	(157,298)	133,744
Cash flows from financing activities:
Proceeds from issuance of common shares	394,881	—
Payment of issuance costs	(800)	—
Change in restricted cash due to Former Parent	—	(35,184)
Proceeds from equity incentive plan and employee share purchase plan	8,582	—
Other financing activities, net	2,258	1,857
Net cash provided by (used in) financing activities	404,921	(33,327)
Effects of exchange rates on cash, cash equivalents, and restricted cash	(13)	(187)
Net decrease in cash, cash equivalents, and restricted cash	(164,101)	(116,614)
Cash, cash equivalents, and restricted cash at beginning of period	252,120	242,604
Cash, cash equivalents, and restricted cash at end of period	$88,019	$125,990
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
Through November 12, 2024, the Company has funded its operations primarily with funding from the Former Parent, proceeds from the sale of its common shares, and the cash contribution received from the Former Parent at the Separation. The Company has incurred recurring losses since its inception and expects to continue to generate operating losses for the foreseeable future.
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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024, the results of its operations for the three and nine months ended September 30, 2024 and 2023, and its cash flows for the nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods or any future year or period.  The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

The following represents a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash as of September 30, 2024 and September 30, 2023, respectively, in the condensed consolidated statements of cash flows:

	As of September 30, 2024	As of September 30, 2023
Cash and cash equivalents	$84,390	$111,697
Restricted cash held on behalf of Former Parent	—	28
Restricted cash (included in other current assets)	582	11,890
Restricted cash (included in other non-current assets)	3,047	2,375
Total cash, cash equivalents and restricted cash at the end of the period in the condensed consolidated statement of cash flows	$88,019	$125,990
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
Equity linked instruments that are accounted for in accordance with ASC 815-40 are reported as liabilities on the condensed consolidated balance sheets at fair value. Any change in fair value, as determined at each measurement period, is recorded as a component of other income, net on the condensed consolidated statements of operations and comprehensive loss. Changes in fair value are reported on the condensed consolidated statements of cash flows as change in fair value of forward contract and derivative liabilities.
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
The Company has accounted for certain consideration agreed to in connection with the Knopp Amendment as forward contract liabilities, which are recorded on the condensed consolidated balance sheets at fair value. Any changes in fair value, as determined each measurement period, are recorded as a component of other income, net on the condensed consolidated statements of operations and comprehensive loss. The fair value of the forward contract liabilities is determined based on significant inputs not observable in the market, and therefore represents a Level 3 measurement within the fair value hierarchy. The valuations are based on a Monte Carlo simulation of the Company's share price, which requires judgement and assumption on the volatility of Biohaven's share price, discounted to present value using a risk-free rate plus Biohaven specific credit risk since payable in a variable number of shares. (see Notes 4, "Fair Value of Financial Assets and Liabilities" and 10, "License, Acquisitions and Other Agreements").
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. This ASU is effective for public entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact ASU 2024-03 will have on its consolidated financial statements.

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3. Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of debt securities available-for-sale by type of security at September 30, 2024 and December 31, 2023 were as follows:

	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024
Debt securities
U.S. treasury bills	$294,211	$—	$294,211	$215	$—	$294,426

December 31, 2023
Debt securities
U.S. corporate bonds	$46,228	$—	$46,228	$7	$(24)	$46,211
Foreign corporate bonds	7,180	—	7,180	—	(7)	7,173
U.S. treasury bills	113,908	—	113,908	27	—	113,935
Total	$167,316	$—	$167,316	$34	$(31)	$167,319
The fair value of debt securities available-for-sale by classification in the condensed consolidated balance sheets was as follows:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$—	$33,902
Marketable securities	294,426	133,417
Total	$294,426	$167,319
The net amortized cost and fair value of debt securities available-for-sale at September 30, 2024 and December 31, 2023 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

	September 30, 2024		December 31, 2023
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$294,211	$294,426	$167,316	$167,319

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.  Marketable Securities (Continued)

The Company did not hold any debt securities available-for-sale that were in an unrealized loss position at September 30, 2024. Summarized below are the debt securities available-for-sale the Company held at December 31, 2023 that were in an unrealized loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months
	Number of Securities	Fair Value	Unrealized Losses
December 31, 2023
Debt securities
U.S. corporate bonds	6	$29,537	$(24)
Foreign corporate bonds	1	7,173	(7)
Total	7	$36,710	$(31)

The Company did not have any investments in a continuous unrealized loss position for more than twelve months as of September 30, 2024 or December 31, 2023.
The Company reviewed its securities and concluded that they are performing assets, considering factors such as the credit quality of the investment security based on research performed by external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. As of September 30, 2024, the Company did not intend to sell its securities and did not believe it was more likely than not that it would be required to sell its securities prior to the anticipated recovery of their amortized cost basis.
Net Investment Income
Gross investment income includes income from debt securities available-for-sale, money-market funds, cash and restricted cash. Net investment income included in other income, net in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Debt securities (including realized losses)	$3,843	$2,280	$8,912	$7,914
Other investments	1,850	1,551	6,252	4,278
Gross investment income (including realized losses)	5,693	3,831	15,164	12,192
Investment expenses	(45)	(65)	(115)	(203)
Net investment income	$5,648	$3,766	$15,049	$11,989
We utilize the specific identification method in computing realized gains and losses. There were no proceeds from the sale of available-for-sale debt securities or related gross realized capital gains or losses for the three months ended September 30, 2024 and 2023. The proceeds from the sale of available-for-sale debt securities and the related gross realized capital losses for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023
Proceeds from sales	$—	$4,920
Gross realized capital losses	$—	$39

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
Financial assets measured at fair value on a recurring basis on the condensed consolidated balance sheets at September 30, 2024 and December 31, 2023 and financial liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at September 30, 2024 were as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
September 30, 2024
Assets:
Cash and cash equivalents	Money market funds	$65,497	$—	$—	$65,497
Marketable securities	U.S. treasury bills	15,828	278,598	—	294,426
Other non-current assets	Money market funds	2,548	—	—	2,548
Total assets		$83,873	$278,598	$—	$362,471

Liabilities:
Forward contract liability	Forward contract, current	$—	$—	$69,030	$69,030
Derivative liability, non-current	Written put option, non-current	—	—	12,320	12,320
Total liabilities		$—	$—	$81,350	$81,350

December 31, 2023
Assets:
Cash and cash equivalents	Money market funds	$59,199	$—	$—	$59,199
Cash and cash equivalents	U.S. treasury bills	—	27,901	—	27,901
Cash and cash equivalents	U.S. corporate bonds	—	6,001	—	6,001
Marketable securities	U.S. treasury bills	9,874	76,160	—	86,034
Marketable securities	U.S. corporate bonds	—	40,210	—	40,210
Marketable securities	Foreign corporate bonds	—	7,173	—	7,173
Other non-current assets	Money market funds	1,900	—	—	1,900
Total assets		$70,973	$157,445	$—	$228,418
The Company had no financial liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at December 31, 2023.
There were no securities transferred into or out of Level 3 during the three and nine months ended September 30, 2024 or 2023.
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
Forward Contract and Derivative Liabilities
In connection with the Knopp Amendment, Knopp had the option to request a one-time cash true-up payment from the Company in December 2024, as defined in the agreement (the "2024 Knopp True-up"). As of September 30, 2024, the Company determined the fair value of its liability for the 2024 Knopp True-Up to be $0. Also in connection with the Knopp Amendment, the Company agreed to issue to Knopp additional common shares of the Company with an approximate value of $75,000 within 60 days of the first anniversary of execution of the Knopp Amendment (the “2025 Additional Consideration”). In addition, Knopp has the option to request a one-time cash true-up payment from the Company in December 2025, as defined in the agreement (the "2025 Knopp True-up"). See Note 10, "License, Acquisitions and Other Agreements," for further details.
The following table provides a roll forward of the fair value of the Company's forward contract and derivative liabilities related to the Knopp Amendment for which fair value is determined by Level 3 inputs from inception on May 1, 2024 to September 30, 2024:

Carrying Value
Fair value at May 1, 2024	$93,290
Change in fair value of forward contract and derivative liabilities in other income, net	(11,940)
Fair value at September 30, 2024	$81,350
The fair value of the forward contract and remaining derivative liability recognized in connection with the Knopp Amendment were determined based on significant inputs not observable in the market, and therefore represents a Level 3 measurement within the fair value hierarchy. The valuation is based on a Monte Carlo simulation of Biohaven's share price, which requires judgement and assumption on the volatility of Biohaven's share price, discounted to present value using a risk-free rate plus Biohaven specific credit risk since payable in a variable number of shares for the 2025 Additional Consideration or potentially cash for the 2025 Knopp True-up. A summary of the unobservable inputs (Level 3 inputs) used in measuring the Company’s forward contract and derivative liability related to the Knopp Amendment as of September 30, 2024 and May 1, 2024 are as follows, presented on a weighted-average basis based on relative fair value:

	As of September 30, 2024	As of May 1, 2024
Time to payment and potential payment (years)	0.74	1.08
Volatility (annual)	65.0%	80.0%
Discount rate	12.7%	14.8%
Our expectations of the volatility of Biohaven's share price at the reporting date could be materially different than our actual future volatility, and if so, would mean the estimated fair value could be significantly higher or lower than the fair value determined. The Company expects the fair value of the forward contract to be approximately $75,000 on the first anniversary of the Knopp Amendment. An increase in the derivative liability related to the 2025 Knopp True-up between the reporting date and settlement date of the derivative would have a material adverse effect on the Company's financial performance.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of September 30, 2024	As of December 31, 2023
Building and land	$14,078	$11,728
Leasehold improvements	824	802
Computer hardware and software	875	875
Office and lab equipment	11,362	9,961
Furniture and fixtures	1,793	1,550
	$28,932	$24,916
Accumulated depreciation	(11,201)	(8,283)
	17,731	16,633
Equipment not yet in service	544	558
Property and equipment, net	$18,276	$17,191
Depreciation expense was $1,000 and $2,918 for the three and nine months ended September 30, 2024, respectively, and $857 and $2,421 for the three and nine months ended September 30, 2023, respectively.
Equipment not yet in service primarily consisted of lab equipment that had not been placed into service as of September 30, 2024 and December 31, 2023.
Other Non-current Assets
Other non-current assets consisted of the following:

	As of September 30, 2024	As of December 31, 2023
Operating lease right-of-use assets	$28,909	$31,385
Other	3,048	2,400
Other non-current assets	$31,957	$33,785
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of September 30, 2024	As of December 31, 2023
Accrued employee compensation and benefits	$15,881	$837
Accrued clinical trial costs	35,454	29,501
Operating lease liabilities - current portion	3,676	3,308
Other accrued expenses and other current liabilities	8,509	6,200
Accrued expenses and other current liabilities	$63,520	$39,846

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

6.   Shareholders' Equity
Changes in shareholders’ equity for the three and nine months ended September 30, 2024 and September 30, 2023 were as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balances as of December 31, 2023	81,115,723	$887,528	$39,804	$(499,292)	$(65)	$427,975
Net loss	—	—	—	(179,504)	—	(179,504)
Issuance of common shares as payment for acquisition of IPR&D asset	242,958	10,347	—	—	—	10,347
Issuance of common shares as payment under license and other agreements	97,233	5,637	—	—	—	5,637
Issuance of common shares under 2022 Equity Incentive Plan	351,307	7,452	(5,296)	—	—	2,156
Non-cash share-based compensation expense	—	—	34,877	—	—	34,877
Other comprehensive loss	—	—	—	—	(41)	(41)
Balances as of March 31, 2024	81,807,221	910,964	69,385	(678,796)	(106)	301,447
Net loss	—	—	—	(319,771)	—	(319,771)
Issuance of common shares, net of offering costs	8,544,951	317,720	—	—	—	317,720
Issuance of common shares as payment for acquisition of IPR&D asset	10,452	446	—	—	—	446
Issuance of common shares as payment under license and other agreements	1,872,874	65,981	—	—	—	65,981
Issuance of common shares under 2022 Equity Incentive Plan and 2022 Employee Share Purchase Plan	110,834	3,442	(1,125)	—	—	2,317
Issuance of warrant as payment under license agreement	—	—	3,340	—	—	3,340
Non-cash share-based compensation expense	—	—	12,232	—	—	12,232
Other comprehensive income	—	—	—	—	28	28
Balances as of June 30, 2024	92,346,332	1,298,553	83,832	(998,567)	(78)	383,740
Net loss	—	—	—	(160,304)	—	(160,304)
Issuance of common shares, net of offering costs	2,154,857	76,361	—	—	—	76,361
Issuance of common shares as payment for acquisition of IPR&D asset	428	18	—	—	—	18
Issuance of common shares under 2022 Equity Incentive Plan	397,422	6,758	(2,954)	—	—	3,804
Issuance of common shares as payment under license and other agreements	154	9	—	—	—	9
Non-cash share-based compensation expense	—	—	12,160	—	—	12,160
Other comprehensive income	—	—	—	—	218	218
Balance as of September 30, 2024	94,899,193	$1,381,699	$93,038	$(1,158,871)	$140	$316,006

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
6.   Shareholders' Equity (Continued)

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balances as of December 31, 2022	68,190,479	$615,742	$13,869	$(91,124)	$284	$538,771
Net loss	—	—	—	(70,492)	—	(70,492)
Issuance of common shares under 2022 Equity Incentive Plan	22,000	504	(172)	—	—	332
Non-cash share-based compensation expense	—	—	3,765	—	—	3,765
Other comprehensive loss	—	—	—	—	(118)	(118)
Balances as of March 31, 2023	68,212,479	616,246	17,462	(161,616)	166	472,258
Net loss	—	—	—	(90,346)	—	(90,346)
Issuance of common shares under 2022 Equity Incentive Plan and 2022 Employee Share Purchase Plan	104,474	1,264	(470)	—	—	794
Non-cash share-based compensation expense	—	—	4,695	—	—	4,695
Other comprehensive loss	—	—	—	—	(146)	(146)
Balance as of June 30, 2023	68,316,953	617,510	21,687	(251,962)	20	387,255
Net loss	—	—	—	(102,574)	—	(102,574)
Issuance of common shares under 2022 Equity Incentive Plan	47,190	1,251	(520)	—	—	731
Non-cash share-based compensation expense	—	—	4,456	—	—	4,456
Other comprehensive income	—	—	—	—	138	138
Balance as of September 30, 2023	68,364,143	$618,761	$25,623	$(354,536)	$158	$290,006
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
The warrant was recorded at its initial fair value of $3,340 within additional paid-in capital on the condensed consolidated balance sheet during the second quarter of
2024 and is not subject to remeasurement. See Note 10 for further detail on the Knopp Amendment.
2024 Public Offerings
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
On October 2, 2024, the Company closed an underwritten public offering of 6,052,631 of its common shares, which included the exercise in full of the underwriters' option to purchase additional shares, at a price of $47.50 per share. The net proceeds raised in the offering, after deducting underwriting discounts and expenses of the offering payable by Biohaven, were approximately $269,935. The Company intends to use the net proceeds received from the offering for general corporate purposes.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
6.   Shareholders' Equity (Continued)
Pyramid Acquisition
In January 2024, the Company acquired Pyramid pursuant to the Pyramid Agreement. In consideration for the Pyramid acquisition, Biohaven made an upfront payment of 255,794 Company common shares, valued at approximately $10,894. As of September 30, 2024, 253,838 of these common shares have been issued by the Company.
During the first quarter of 2024, the Company recorded $5,689 of R&D expense in the condensed consolidated statement of operations and comprehensive loss for a developmental milestone which became due under the Pyramid Agreement, to be paid in 98,129 Company common shares. As of September 30, 2024, 97,387 of these common shares have been issued by the Company. Refer to Note 10, "License, Acquisitions and Other Agreements" for further discussion of the Pyramid acquisition.
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
In August 2024, the Company entered into an amendment to the Equity Distribution Agreement pursuant to which the Company may offer and sell common shares having an aggregate offering price of up to $450,000 from time to time through or to the sales agent, acting as its agent or principal.
As of September 30, 2024, the Company sold and issued 4,248,588 common shares under the Equity Distribution Agreement, as amended, for total net proceeds of approximately $146,250. As of September 30, 2024, additional common shares having an aggregate offering price of up to $300,000 remain available to be issued.
7. Accumulated Other Comprehensive (Loss) Income
Shareholders’ equity included the following activity in accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Net unrealized investment gains (losses):
Beginning of period balance	$(3)	$3
Other comprehensive income(1)	218	212
End of period balance	215	215

Foreign currency translation adjustments:
Beginning of period balance	(75)	(68)
Other comprehensive loss(1)	—	(7)
End of period balance	(75)	(75)

Total beginning of period accumulated other comprehensive loss	(78)	(65)
Total other comprehensive income	218	205
Total end of period accumulated other comprehensive income	$140	$140
(1) There was no tax on other comprehensive income (loss) and no amounts reclassified from accumulated other comprehensive (loss) income during the period.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
7. Accumulated Other Comprehensive (Loss) Income (Continued)
Shareholders’ equity included the following activity in accumulated other comprehensive income for the three and nine months ended September 30, 2023:

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
(2) Amounts reclassified from accumulated other comprehensive income (loss) for specifically identified debt securities are included in other income, net on the condensed consolidated statement of operations and comprehensive loss.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expenses	$7,164	$2,184	$35,526	$6,882
General and administrative expenses	4,996	2,272	23,743	6,034
Total non-cash share-based compensation expense	$12,160	$4,456	$59,269	$12,916
Share Options
All share option grants are awarded at fair value on the date of grant. The fair value of share options is estimated using the Black-Scholes option pricing model. Stock options generally expire 10 years after the grant date.
The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company's common shares for those share options that had exercise prices lower than the fair value of the Company's common shares at September 30, 2024.
As of September 30, 2024, total unrecognized compensation cost related to the unvested share options was $78,570, which is expected to be recognized over a weighted average period of 2.13 years, which does not consider the impact of a change in control. The weighted average grant date fair value per share of share options granted under the Company's share option plan during the nine months ended September 30, 2024 and 2023 was $30.60 and $18.01, respectively. The Company

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
8.   Non-Cash Share-Based Compensation (Continued)
expects approximately 7,901,963 of the unvested stock options to vest over the requisite service period.
The following table is a summary of the Company's share option activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2023	11,379,429	$11.48
Granted	2,503,161	$42.04
Exercised	(684,124)	$9.49
Forfeited	(104,448)	$20.53
Outstanding as of September 30, 2024	13,094,018	$17.36	8.44	$427,203
Options exercisable as of September 30, 2024	5,192,055	$13.72	8.30	$188,273
Vested and expected to vest as of September 30, 2024	13,094,018	$17.36	8.44	$427,203
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
As of September 30, 2024, there was $8,989 of total unrecognized compensation cost related to Company RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.31 years, which does not consider the impact of a change in control. The total fair value of RSUs vested during the three and nine months ended September 30, 2024 was $221 and $3,991.
The following table is a summary of the RSU activity for the nine months ended September 30, 2024:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	—	$—
Granted	381,011	$41.88
Forfeited	(6,045)	$41.93
Vested	(95,309)	$41.88
Unvested as of September 30, 2024	279,657	$41.87

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

9.   Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(160,304)	$(102,574)	$(659,579)	$(263,412)
Denominator:
Weighted average common shares outstanding—basic and diluted	94,372,159	68,320,125	87,936,923	68,258,757
Net loss per share — basic and diluted	$(1.70)	$(1.50)	$(7.50)	$(3.86)
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

	As of September 30,
	2024	2023
Options to purchase common shares	13,094,018	9,740,921
Warrants to purchase common shares	294,195	—
Restricted share units	279,657	—
Total	13,667,870	9,740,921
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
License and Other Agreements
As of September 30, 2024, the Company has potential future developmental, regulatory and commercial milestone payments under its license and other agreements of up to approximately $140,650, $641,975, and $2,150,450, respectively. See below for a detailed discussion of these agreements. The Company has not recorded these potential contingent consideration payments as liabilities in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at September 30, 2024.
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
The Yale Agreement was amended and restated in May 2019. As of September 30, 2024, under the amended Yale Agreement, the Company has remaining contingent regulatory approval milestone payments of up to $2,000 and annual royalty payments of a low single-digit percentage based on net sales of riluzole-based products from the licensed patents or from products based on troriluzole. Under the amended and restated agreement, the royalty rates are reduced as compared to the original agreement. In addition, under the amended and restated agreement, the Company may develop products based on riluzole or troriluzole. The amended and restated agreement retains a minimum annual royalty of up to $1,000 per year, beginning after the first sale of product under the agreement. If the Company grants any sublicense rights under the Yale Agreement, it must pay Yale University a low single-digit percentage of sublicense income that it receives.
For the three and nine months ended September 30, 2024 and 2023, the Company did not record any material milestone or royalty payments under the Yale Agreement.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10.  License, Acquisitions and Other Agreements (Continued)
In January 2021, the Company entered into a worldwide, exclusive license agreement with Yale University for the development and commercialization of a novel Molecular Degrader of Extracellular Protein ("MoDE") platform (the "Yale MoDE Agreement"). The platform pertains to the clearance of disease-causing protein and other biomolecules by targeting them for lysosomal degradation using multi-functional molecules. The Yale MoDE Agreement includes an obligation to pay a minimum annual royalty of up to $1,000 per year, and low single digit royalties on the net sales of licensed products. If the Company grants any sublicense rights under the Yale MoDE Agreement, it must pay Yale University a low single-digit percentage of sublicense income that it receives. As of September 30, 2024, under the Yale MoDE Agreement, the Company has remaining contingent development and commercial milestone payments of up to $650 and $2,950, respectively. The Yale MoDE Agreement terminates on the later of twenty years from the effective date, twenty years from the filing date of the first investigational new drug application for a licensed product or the last to expire of a licensed patent.
The Company did not record any material milestone or royalty payments under the Yale MoDE Agreement for the three months ended September 30, 2024. For the nine months ended September 30, 2024, the Company recorded research and development expense of $150 related to the achievement of a developmental milestone under the Yale MoDE Agreement. For the three and nine months ended September 30, 2023, the Company did not record any material milestone or royalty payments under the Yale MoDE Agreement.
ALS Biopharma Agreement
In August 2015, the Company entered into an agreement (the "ALS Biopharma Agreement") with ALS Biopharma and Fox Chase Chemical Diversity Center Inc. ("FCCDC"), pursuant to which ALS Biopharma and FCCDC assigned the Company their worldwide patent rights to a family of over 300 prodrugs of glutamate modulating agents, including troriluzole, as well as other innovative technologies. Under the ALS Biopharma Agreement, the Company is obligated to use commercially reasonable efforts to commercialize and develop markets for the patent products. As of September 30, 2024, under the ALS Biopharma Agreement, the Company has remaining contingent regulatory approval milestone payments of up to $4,000, as well as royalty payments of a low single-digit percentage based on net sales of products licensed under the ALS Biopharma Agreement, payable on a quarterly basis.
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
For the three and nine months ended September 30, 2024 and 2023, the Company did not record any material milestone or royalty payments under the ALS Biopharma Agreement.
Taldefgrobep Alfa License Agreement
In February 2022, following the transfer of intellectual property, the Company announced that it entered into a worldwide license agreement with BMS for the development and commercialization rights to taldefgrobep alfa (also known as BMS-986089), a novel, Phase 3-ready anti-myostatin adnectin (the "Taldefgrobep Alfa License Agreement").
As of September 30, 2024, under the Taldefgrobep Alfa License Agreement, the Company has remaining contingent regulatory approval milestone payments of up to $200,000, as well as tiered, sales-based royalty percentages from the high teens to the low twenties. There were no upfront or contingent payments to BMS related to the Taldefgrobep Alfa License Agreement.
For the three and nine months ended September 30, 2024 and 2023, the Company did not record any material milestone or royalty payments under the Taldefgrobep Alfa License Agreement.
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
As of September 30, 2024, under the Highlightll Agreement, the Company has remaining contingent development, regulatory approval, and commercial milestone payments of up to $75,000, $37,500, and $837,500, respectively. Additionally, the Company has agreed to make tiered royalty payments as a percentage of net sales starting at mid single digits and peaking at low teens digits. During the royalty term, if the Company offers to include China clinical sites in its Phase 3 study sufficient for submission to Chinese National Medical Products Administration and Highlightll, at its sole discretion, agrees, then Highlightll will pay royalties in the low tens digits to the Company on China sales upon approval.
The Highlightll Agreement terminates on a country-by-country basis upon expiration of the royalty term and can also be terminated if certain events occur, e.g., material breach or insolvency.
For the three and nine months ended September 30, 2024 and 2023, the Company did not record any material milestone or royalty payments related to the Highlightll Agreement.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Milestone payments	$—	$1,250	$1,875	$1,250
For the three and nine months ended September 30, 2024 and 2023, the Company did not make any upfront payments under these agreements.
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
In May 2024, the Company entered into the Knopp Amendment under which the parties thereto agreed to replace the scaled high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for BHV-7000 and the pipeline programs. The parties also agreed to reduce the success-based payments payable under the Purchase Agreement. The Company retains the ability to pay these contingent milestone payments in cash or in the Company's common shares at Biohaven's election, subject to the same increases if the Company elects to pay in the Company's common shares. As of September 30, 2024, under the Purchase Agreement, as amended, the Company had remaining success-based payments comprised of (i) to up to $185,000 based on regulatory approvals in the United States and EMEA for BHV-7000 and (ii) up to an additional $60,000 based on regulatory approval in the United States for the other Kv7 pipeline programs.
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
The Company concluded that the agreement to issue the 2024 Additional Consideration at a future date represented a fixed forward contract under ASC 815 and classified the commitment as a forward contract liability on its condensed consolidated balance sheet on the execution date of the Knopp Amendment. The Company initially measured the forward contract associated with the 2024 Additional Consideration at a fair value of $75,220, which was recorded as R&D expense during the three months ended June 30, 2024 in its condensed consolidated statements of operations and comprehensive loss. In May 2024, the Company issued the 2024 Additional Consideration at an approximate value of $65,981. The Company recognized no gains or losses related to the 2024 Additional Consideration for the three months ended September 30, 2024 and gains of $9,239 for the nine months ended September 30, 2024 in other income, net in its condensed consolidated statement of operations and comprehensive loss. The gain on settlement of the 2024 Additional Consideration was due to the decline in fair value of the 2024 Additional Consideration from the execution date to the issuance date due to a decline in Biohaven's share price. Refer to Note 4, "Fair Value of Financial Assets and Liabilities" and Note 6, "Shareholders' Equity" for further discussion.
The 2024 Additional Consideration True-up represents a net cash settled written put option measured at fair value on a recurring basis. The Company has concluded that the 2024 Additional Consideration True-up represents a net cash settled written put option on the Company’s shares and is a freestanding derivative liability under ASC 815. Accordingly, the Company classified the 2024 Additional Consideration True-up as a current derivative liability on its condensed consolidated balance sheet. The Company initially recorded the 2024 Additional Consideration True-up at a fair value of $15,540, which was recorded as R&D expense during the three months ended June 30, 2024 in its condensed consolidated statements of operations and comprehensive loss. The Company subsequently remeasures the fair value of the derivative liability and recognizes any gains or losses through other income, net in its condensed consolidated statement of operations and comprehensive loss. The Company recognized gains related to the 2024 Additional Consideration True-Up of $16,130 and $15,540 for the three and nine months ended September 30, 2024, respectively, in other income, net in its condensed consolidated statement of operations and comprehensive loss. Refer to Note 4, "Fair Value of Financial Assets and Liabilities" for further discussion.
The Company has concluded that the agreement to issue the 2025 Additional Consideration at a future date represents a forward contract settleable in a variable number of shares under ASC 480, and classified the commitment as a current forward contract liability on its condensed consolidated balance sheet. The Company initially measured the 2025 Additional Consideration at a fair value of $63,940, which was recorded as R&D expense during the three months ended June 30, 2024 in its condensed consolidated statements of operations and comprehensive loss. The Company subsequently remeasures the fair value of the forward contract liability and recognizes any gains or losses through other income, net in its condensed consolidated statement of operations and comprehensive loss. The Company recognized expense of $3,940 and $5,090 for the three and nine months ended September 30, 2024, respectively, related to the 2025 Additional Consideration. Refer to Note 4, "Fair Value of Financial Assets and Liabilities" for further discussion.
The Company has concluded that the 2025 Additional Consideration True-up represents a net cash settled written put option on the Company’s shares and is a freestanding derivative liability under ASC 815. Accordingly, the Company classified the 2025 Additional Consideration True-up as a non-current derivative liability on its condensed consolidated balance sheet. The Company initially recorded the 2025 Additional Consideration True-up at a fair value of $13,810, which was recorded as R&D expense during the three months ended June 30, 2024. The Company subsequently remeasures the fair value of the derivative liability and recognizes any gains or losses through other income, net in its condensed consolidated statement of operations and comprehensive loss. The Company recognized expense of $140 and a gain of $1,490 for the three and nine months ended September 30, 2024,

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10.  License, Acquisitions and Other Agreements (Continued)
related to the 2025 Additional Consideration True-up. Refer to Note 4, "Fair Value of Financial Assets and Liabilities" for further discussion.
As further consideration for the revisions to the success-based payment and royalty payment obligations in the Knopp Amendment, the Company issued to Knopp a warrant (the “Warrant”) to purchase 294,195 Company common shares at a purchase price per share of $67.98, subject to certain specified development milestones and the Company achieving a specified market capitalization. Refer to Note 6, "Shareholders' Equity" for further discussion.
The Company has not recorded any of the remaining contingent consideration payments to Knopp as a liability in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at September 30, 2024.
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
As of September 30, 2024, under the Pyramid Agreement, the Company has remaining success-based payments comprised of (i) up to $5,000 based on developmental and regulatory milestones for the lead asset, BHV-1510 (formerly known as PBI-410), (ii) up to an additional $30,000 based on developmental and regulatory milestones for a second asset (formerly known as PBI-200) and (iii) up to $40,000 for commercial sales-based milestones of BHV-1510. Contingent developmental and regulatory milestone payments may be paid in cash or Biohaven common shares at the election of Biohaven and commercial sales-based milestones are to be made in cash.
The Company has not recorded any of the remaining contingent consideration payments as a liability in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at September 30, 2024.
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
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2024 or December 31, 2023.
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
Under the Moda Agreement, the Company paid Moda an upfront cash payment of $2,700 and 37,836 shares of the Former Parent valued at approximately
$3,243. In addition, Moda will be eligible to receive additional development, regulatory, and commercial milestone payments of up to $111,783. The Moda Agreement has a term of four years and may be terminated earlier by the Company or Moda under certain circumstances including, for example, the Company's discontinuation of research on the MoDE platform or default. In August 2023, the Company entered into an amendment to the Moda Agreement with Moda. Under the amendment, Moda will be eligible to receive development, regulatory, and commercial milestone payments of up to $48,200, in addition to the milestones noted above.
The Company did not record any material milestone payments related to the Moda Agreement for the three months ended September 30, 2024. For the nine months ended September 30, 2024, the Company recorded research and development expense of $850 related to developmental milestones under the Moda Agreement. For the three and nine months ended September 30, 2023, the Company did not record any material milestone payments related to the Moda Agreement.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of September 30, 2024, there were no matters which would have a material impact on the Company’s financial results.
12. Income Taxes
The following table provides a comparative summary of the Company's income tax provision and effective income tax rate for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax (benefit) provision	$(59)	$(3,287)	$687	$(171)
Effective income tax rate	—%	(3.1)%	0.1%	(0.1)%
The change in income tax provisions for the three months ended September 30, 2024 as compared to the same period in 2023 was primarily attributable to the Company adopting the guidance contained in a Notice of

Index to Condensed Consolidated Financial Statements
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
The change in income tax provisions for the nine months ended September 30, 2024 as compared to the same period in 2023 was primarily attributable to an increase in income in the US, partially offset by windfall tax deductions arising from non-cash share-based compensation.
13. Related Party Transactions
Relationship with the Former Parent
Upon the effectiveness of the Separation on October 3, 2022, the Former Parent ceased to be a related party of the Company.
On October 3, 2022, the Company entered into agreements with the Former Parent in connection with the Separation, including a Transition Services Agreement. For a full discussion of agreements entered into with the Former Parent, refer to Note 14, "Related Party Transactions" to the consolidated financial statements included in the 2023 Form 10-K. The Company did not record any material income for transition services provided to the Former Parent during the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, the Company recorded $1,233 and $6,753, respectively, in other income reflecting transition services provided to the Former Parent.
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
For the three and nine months ended September 30, 2024, the Company recorded $422 and $1,449, respectively, in R&D expense, including certain administrative expenses, related to the Yale MoDE Agreement, the Yale Agreement, and the 2023 Yale SRA (collectively, the "Yale Agreements"). For the three and nine months ended September 30, 2023, the Company recorded $614 and $2,313, respectively, in research and development expense, including certain administrative expenses, related to the Yale Agreements. As of September 30, 2024, the Company did not owe any amounts to Yale University.

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

Clinical-Stage Milestones
Our clinical-stage milestones include the following:
Glutamate Modulation Platform
The most advanced product candidate from our glutamate receptor antagonist platform is troriluzole (previously referred to as trigriluzole and BHV-4157), which is currently in two Phase 3 trials in OCD and, for which, we plan to submit a new drug application (“NDA”) in Spinocerebellar Ataxia (“SCA”) to the U.S. FDA and have submitted a marketing authorisation application ("MAA") in SCA Type 3 ("SCA3") to the European Medicines Agency ("EMA"). Troriluzole is also being evaluated by the Global Coalition for Adaptive Research ("GCAR") as part of Glioblastoma Adaptive Global Innovative Learning Environment - NCT03970447 ("GBM AGILE"), a revolutionary patient-centered, adaptive platform trial for registration that tests multiple therapies for patients with newly-diagnosed and recurrent glioblastoma ("GBM"). Other product candidates include BHV-5500, which is an antagonist of the glutamate N-methyl-D-aspartate (“NMDA”) receptor and its oral prodrug BHV-5000.
Troriluzole
Spinocerebellar Ataxia
SCAs are a group of ultra-rare, dominantly inherited neurodegenerative disorders predominantly characterized by atrophy of the cerebellum, brainstem, and spinal cord. The disease course of SCA is one of relentless progression over years and inevitably leads to clinical deterioration of motor function, gait imbalance with frequent falling, severe speech impairment, swallowing difficulties, and premature death. SCAs are thought to be pathogenetically related but disease course and brain region involvement are known to vary between the different genotypes. SCA affects approximately 15,000 people in the United States and 24,000 in Europe and the United Kingdom. SCA3, also known as Machado-Joseph disease, is the most common genotype, and accounts for approximately 30% to 50% of SCAs worldwide. Currently, there are no approved symptomatic or neuroprotective treatments for SCA.
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
In October, 2023, the EMA informed us that our Marketing Authorization Application ("MAA") for troriluzole (Dazluma) in the treatment of SCA3 has been validated and is now under review by EMA's Committee for Medicinal Products for Human Use ("CHMP"). In the fourth quarter of 2024, we completed a clarification meeting with the CHMP Rapporteurs. The MAA documents are now being updated with a broader indication to include all SCA genotypes, in light of the new positive BHV4157-206-RWE study data (discussed below).
In September 2024, we announced positive topline results from pivotal Study BHV4157-206-RWE (NCT06529146) demonstrating the efficacy of troriluzole on the mean change from baseline in the f-SARA after 3 years of treatment. The study achieved the primary endpoint and showed statistically significant improvements on the f-SARA at years 1 and 2 and 3 (see figure below).
Collectively, data across multiple analyses demonstrate a robust and clinically meaningful slowing of disease progression in SCA patients. These treatment benefits translate into a 50-70% slower rate of decline compared to untreated patients, representing 1.5-2.2 years delay in disease progression over the 3-year study period. Additionally, in a responder sensitivity analysis, disease progression when defined by a 2 point or greater worsening on the f-SARA at 3 years showed an odds ratio ("OR") of 4.1 (95% CI: 2.1, 8.1) for the untreated external control arm versus troriluzole treated subjects (p < 0.0001; pooled analysis).
Study BHV4157-206-RWE was designed, in discussion with the FDA, to assess the effectiveness of troriluzole in SCA after 3 years of treatment as measured by the change from baseline in the f-SARA. The study utilized Phase 3 data and an external control of matched, untreated SCA subjects from the US Clinical Research Consortium for the Study of Cerebellar Ataxia ("CRC-SCA") in accordance with FDA's Guidance on
Real-World Evidence ("RWE") of effectiveness. All endpoints were prespecified, and both the study protocol and statistical analysis plan were submitted to, and reviewed by, FDA prior to topline data analysis. The new analysis doubled the previously available 3 year data with 63 subjects now completing 3 years of treatment with troriluzole and matched to the external control arm. Propensity Score Matching ("PSM") was used to ensure that untreated patients from the CRC-SCA study were rigorously matched to treated patients from Study BHV4157-206 on baseline characteristics. The primary objective was to examine the treatment effects of troriluzole for up to 3 years, by comparing data on the f-SARA from patients treated with troriluzole in Study BHV4157-206 to untreated patients from the natural history study. Troriluzole-treated patients demonstrated statistically significant and sustained benefits at years 1, 2 and 3 on the f-SARA compared to a rigorously matched natural history control.
Additionally, prespecified analyses in the protocol employed a separate, independent natural history control from the European SCA natural history study ("EUROSCA") for global regulatory purposes. Results using the EUROSCA patients, in addition to a pooled analysis using both CRC-SCA and EUROSCA patients, as the external controls were also statistically significant and consistent with the primary efficacy analysis at all timepoints (see figures below). The addition of EUROSCA data increased the external control sample size and added to the robustness of the statistically significant treatment differences at years 1, 2, and 3, favoring troriluzole.
Based upon the topline data from Study BHV4157-206-RWE, and previous safety and efficacy data from the troriluzole development program in SCA,

we plan to submit an NDA to the FDA in the fourth quarter of 2024. The troriluzole development program has generated the largest clinical trial dataset in SCA and now has follow-up in some patients treated with troriluzole for over 5 years. We previously received both Fast-Track and Orphan drug designation ("ODD") from the FDA, and ODD from the European Medicines Agency ("EMA"), for troriluzole in SCA. An NDA with ODD is eligible for priority FDA review. We will be prepared to commercialize SCA in the US in 2025, if ultimately approved, based on potential priority review timelines.
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
In July 2022, the Company and GCAR announced that enrollment has commenced in GBM AGILE for the evaluation of troriluzole. The study is currently ongoing.
Myostatin Platform
Taldefgrobep Alfa (BHV-2000)
In February 2022, we announced a worldwide license agreement with BMS for the development and commercialization rights to taldefgrobep alfa (also known as BMS-986089 and now referred to as BHV-2000), a novel, Phase 3-ready anti-myostatin adnectin. Myostatin is a natural protein that limits skeletal muscle growth, an important process in healthy muscular development that can lead to improvements of lean mass and loss of adipose tissue by acting through the activin receptor type-2B ("ActRIIb"). In patients with neuromuscular diseases, active myostatin can critically limit the growth needed to achieve developmental and functional milestones. Myostatin inhibition is a promising therapeutic strategy for enhancing muscle mass and strength in a range of pediatric and adult neuromuscular conditions. In addition, preclinical and early clinical data suggest that blocking myostatin and downstream signaling through its receptors on skeletal muscle may produce physical and metabolic changes that are important to individuals living with overweight and obesity, including reducing body fat and improving insulin sensitivity while increasing lean muscle mass. Taldefgrobep’s novel mode of action inhibiting both myostatin directly and through the ActRIIb and its unique impact on body composition suggest it could be used as monotherapy or in combination with other anti-obesity medications.

Spinal Muscular Atrophy
In July 2022, we commenced enrollment in a Phase 3 clinical trial of BHV-2000 assessing the efficacy and safety of taldefgrobep alfa in Spinal Muscular Atrophy ("SMA"). SMA is a rare, progressively debilitating motor neuron disease in which development and growth of muscle mass are compromised, resulting in progressive weakness and muscle atrophy, reduced motor function, impaired quality of life and often death. The Phase 3 placebo-controlled, double-blind trial is designed to evaluate the efficacy and safety of taldefgrobep as an adjunctive therapy for participants who are already taking a stable dose of nusinersen or risdiplam or have a history of treatment with onasemnogene abeparvovec-xioi (Zolgensma), compared to placebo. The study is neither restricted nor limited to patients based on ambulatory status or classification of SMA and is designed to randomize approximately 180 patients in this randomized, double-blind, placebo-controlled global trial. Baseline characteristics of the population enrolled in the ongoing Phase 3 study in SMA were reported and confirmed to be well matched to the target clinical population. The primary endpoint of the study, the 32 Item Motor Function Measurement, is a reliable and validated endpoint for measuring clinically meaningful benefit in SMA. We expect to report topline data from our Phase 3 study in the fourth quarter of 2024.
In February 2023, we received Fast Track designation from the FDA for taldefgrobep alfa for the treatment of SMA. In December 2022, we received orphan drug designation from the FDA for taldefgrobep in the treatment of SMA. In July 2023, we received orphan drug designation from the European Commission for taldefgrobep alfa in the treatment of SMA.
In April 2024, we announced that the FDA granted "rare pediatric disease" designation for taldefgrobep alfa. The designation provides for the potential for taldefgrobep to receive a priority review voucher (“PRV”) if ultimately approved for the indication of SMA prior to September 30, 2026. The rare pediatric disease PRV program will begin to sunset in December of 2024 and will not apply for approvals after September 30, 2026.
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
We plan to initiate a Phase 2 clinical trial of taldefgrobep in the management of metabolic disease in the fourth quarter of 2024 or early 2025. The study will evaluate the ability of taldefgrobep to maintain lean mass muscle as an adjunctive to standard of care GLP-1 therapy in adults living with overweight and obesity. We are evaluating and have not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.

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
In May 2024, we reported positive pharmacokinetic and safety data from the completed Phase 1 study with BHV-2100. The results demonstrated rapid absorption with therapeutic concentrations achieved by 20 minutes. The favorable tolerability profile at single doses up to 500 mg exceeds the anticipated therapeutic dose and is well above the EC90 concentration. Based on these findings, we have initiated a Phase 2 study of BHV-2100 in the acute treatment of migraine and a proof-of-concept study in pain in the fourth quarter of 2024.
Migraine
In September 2024, we announced that we have initiated a Phase 2 study evaluating BH-2100 in the acute treatment of migraine. The study is a 45-day, randomized, double-blind, placebo-controlled trial in approximately 575 subjects, with primary endpoints of freedom from pain at two hours post-dose and freedom from most bothersome symptom at two hours post-dose. See figure below for trial design.

Neuropathic Pain
BHV-2100 is also being developed as a potential non-opioid treatment for neuropathic pain. We are evaluating the ability of BHV-2100 to reduce pain behaviors across several preclinical models of neuropathic pain, including chemotherapy induced neuropathy, diabetic neuropathy, and nerve injury. The Company initiated a proof of concept study for neuropathic pain in the fourth quarter of 2024.
The study is a Phase-1b, randomized, double-blind, placebo and active reference controlled, crossover trial to assess the anti-nociceptive and anti-hyperalgesic effects of single oral doses of BHV-2100 (25 mg, 75 mg, and 150 mg) vs. placebo, in a cohort of approximately 24 healthy male volunteer participants, utilizing a laser-evoked potential experimental pain paradigm.
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
BHV-8000
Dysregulation of the immune system has been implicated in several neurodegenerative and neuroinflammatory disorders including Parkinson's disease, multiple sclerosis, Alzheimer's disease, amyotrophic lateral sclerosis and autoimmune encephalitis. Over-active immune cells and microglia driving chronic neuroinflammation resulting in release of cytokines with activation of leukocytes that are thought to contribute to neuronal injury, death, gliosis, and demyelination. The TYK2 and JAK1 signal transduction pathways mediate highly complementary immune and inflammatory signaling events. Targeted, small-molecule therapies that inhibit TYK2 or JAK kinases have separately demonstrated robust efficacy in autoimmune, dermatologic and gastrointestinal disorders. TYK2 is a validated immune target as evidenced by a recent peripheral program that gained FDA approval, and there are multiple additional peripheral non-CNS programs in clinical development. Brain penetrant inhibitors of TYK2/JAK1 have the potential to bring this validated immune target to brain disorders.
There are currently no brain penetrant, selective, dual TYK2/JAK1 inhibitors approved for brain disorders. In May 2023, we began dosing with BHV-8000 (previously TLL-041), in a Phase 1 study in normal healthy volunteers. In May 2024, we reported positive results from the Phase 1 single and multiple ascending dose study with BHV-8000 in healthy subjects, including evidence of target engagement along with a safe and well tolerated profile. The Phase 1 study also confirmed cerebrospinal fluid ("CSF") exposures of BHV-8000 and evidence of biomarker target engagement within the CNS. We also announced the successful completion of two FDA meetings with favorable feedback enabling registrational programs for Parkinson's disease and for the prevention of amyloid-related imaging abnormalities ("ARIA"), a novel indication.
We anticipate beginning Phase 2/3 clinical trials with BHV-8000 in the first half of 2025 targeting neuroinflammatory conditions, potentially including Amyloid-Related Imaging Abnormalities ("ARIA") in Alzheimer’s disease, Alzheimer's disease, Parkinson's disease and multiple sclerosis. We are evaluating and have not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.
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
Cohort 4
Treatment

★ Predicted based on modeling

Preliminary data from ongoing Phase 1 Study (as of May 28, 2024).

The Phase 1 study has also compared intravenous and subcutaneous administration of BHV-1300. Subcutaneous administration of BHV-1300 demonstrated an average of approximately 44% higher than expected exposure compared to the dose-equivalent intravenous formulation without injection site reactions. This new human data confirms the feasibility of the Company's plan for convenient dosing of BHV-1300 with a patient self-administered subcutaneous auto-injector. The Company expects to provide an update from our SAD/MAD study by the end of 2024.
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

In January 2024, we demonstrated optimization of degrader technology with BHV-1310 which allows for deeper reductions in IgG after single dose (see figure below). The deep and rapid reductions observed suggest that BHV-1310 could have potential application in acute settings. We expect to initiate Phase 1 studies of BHV-1310 in the fourth quarter of 2024. We are evaluating and have not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.
BHV-1400
BHV-1400 is a selective MoDE which is being developed to target Gd-IgA1 for the treatment of IgA Nephropathy. Specific removal of pathogenic Gd-IgA1 and associated circulating immune complexes with preservation of normal IgA potentially permits disease remission without incurring an infection risk. We shared preliminary data demonstrating the chimeric antibody-ASGPR ligand conjugate specifically mediated endocytosis of Gd-IgA1, as opposed to normal IgA1 and IgA2, in an endocytosis assay with ASGPR-expressing cell lines, and that MoDE degraders successfully internalize and degrade these immune-complexes. We expect to initiate Phase 1 studies of BHV-1400 in the fourth quarter of 2024. We are evaluating and have not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.
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
We are developing BHV-1600 for the treatment of dilated cardiomyopathy. Dilated cardiomyopathy is a condition where the cardiac muscle contracts less effectively, the chambers of the heart are enlarged and thinning of cardiac walls results. This can lead to cardiac valvular incompetency, arrhythmias, thrombosis, and heart failure. We expect to initiate Phase 1 studies of BHV-1600 in the fourth quarter of 2024. We are evaluating and have not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.
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
The IND for BHV-1510 was approved by the FDA in January 2024. The First-in Human, Phase 1/2 trial evaluating BHV-1510 in patients with advanced solid tumors commenced in the second quarter of 2024. This trial consists of two parts; Phase 1 dose escalation and Phase 2 dose expansion, in patients with advanced incurable cancer that have progressed on or are intolerant to standard therapy. The trial will also evaluate BHV-1510 in combination with the anti-PD1 cemiplimab. The primary objective of Phase 1 is safety, to identify a recommended dose for expansion ("RDE") or maximum tolerated dose. Phase 1 dose escalation will be implemented based on a Bayesian optimal interval design, with the lowest dose initiated as a single patient cohort. Patients are expected to be dosed in escalating cohorts, with dosing regimens administered intravenously every two or three weeks. The Phase 2 dose expansion part of the study will consist of non-randomized efficacy finding expansion cohorts, defined by specific tumor types that will be treated at the RDE to estimate the anti-tumor activity of BHV-1510. Up to approximately 220 subjects are planned to be evaluated.
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
In consideration of the revisions to the success-based payment and royalty payment obligations, we agreed to issue to Knopp 1,872,874 Biohaven Shares,

valued at approximately $75 million, through a private placement within 60 days of the date of execution of the Knopp Amendment (the “2024 Additional Consideration”) and additional Biohaven Shares with an approximate value of $75 million within 60 days of the first anniversary of execution of the Knopp Amendment (the “2025 Additional Consideration”). We also gave Knopp the option to request a one-time cash true-up payment from us in December 2024 in the event that Knopp continues to hold the Biohaven Shares representing the 2024 Additional Consideration and the value of such shares has declined, and a one-time cash true-up payment from us in December 2025 in the event that Knopp continues to hold the Biohaven Shares representing the 2025 Additional Consideration and the value of such shares has declined, in each case, subject to certain conditions. In May 2024, we issued the 2024 Additional Consideration at an approximate value of $66.0 million.
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
We anticipate that our general and administrative expenses, including payroll and related expenses, will remain significant in the future as we continue to support our research and development activities and prepare for potential commercialization of our product candidates, if successfully developed and approved. We also anticipate increased expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure, and office-related costs, such as information technology costs, as well as ongoing additional costs associated with operating as an independent, publicly traded company.
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
We have historically outsourced all of the research and clinical development for our programs under a master services agreement with Biohaven Pharmaceuticals, Inc. ("BPI"). As a result of providing services under this agreement, BPI was profitable during the three and nine months ended September 30, 2024 and 2023. A similar arrangement is also in place for our subsidiary, Biohaven Biosciences Ireland Limited ("BBIL") also operates under a similar arrangement. Both Companies are subject to taxation in the US and Ireland, respectively. As such, in each reporting period, the tax provision includes the effects of the results of operations of BPI and BBIL.
At September 30, 2024 and December 31, 2023, we continued to maintain a full valuation allowance against our net deferred tax assets, comprised primarily of research and development tax credit carryforwards and net operating loss carryforwards, based on management’s assessment that it is more likely than not that the deferred tax assets will not be realized.
Our income tax provisions primarily represent Federal and state taxes related to the profitable operations of our subsidiaries in the United States and Ireland.
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following tables summarize our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change
In thousands
Operating expenses:
Research and development	$157,607	$95,517	$62,090
General and administrative	20,561	15,030	5,531
Total operating expenses	178,168	110,547	67,621
Loss from operations	(178,168)	(110,547)	(67,621)
Other income, net	17,805	4,686	13,119
Loss before (benefit) provision for income taxes	(160,363)	(105,861)	(54,502)
(Benefit) provision for income taxes	(59)	(3,287)	3,228
Net loss	$(160,304)	$(102,574)	$(57,730)

Research and Development Expenses

	Three Months Ended September 30,
	2024	2023*	Change
In thousands
Direct research and development expenses by program:
BHV-4157 (Troriluzole)	$14,774	$20,028	$(5,254)
BHV-2000 (Taldefgrobep Alfa)	20,186	12,293	7,893
BHV-7000 & BHV-7010 (Kv7)	44,370	13,316	31,054
BHV-2100 (TRPM3 Antagonist)	5,386	4,873	513
BHV-8000 (TYK2/JAK1)	3,064	3,353	(289)
BHV-1300 (IgG Degrader)	8,745	6,914	1,831
BHV-1310 (IgG Degrader)	2,461	436	2,025
BHV-1400 (IgA Degrader)	4,591	—	4,591
BHV-1600 (β1-AR AAB Degrader)	4,145	—	4,145
BHV-1510 (Trop2)	3,072	—	3,072
Other programs	156	1,087	(931)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	25,452	18,091	7,361
Preclinical research programs	13,978	8,587	5,391
Other	7,227	6,539	688
Total research and development expenses	$157,607	$95,517	$62,090
*Certain prior year amounts have been reclassified to conform to current year presentation

R&D expenses, including non-cash share-based compensation costs, were $157.6 million for the three months ended September 30, 2024, compared to $95.5 million for the three months ended September 30, 2023. The increase of $62.1 million was due to additional and advancing clinical trials, including late Phase 3 and Phase 2/3 studies, and preclinical research programs in 2024, as compared to the same period in the prior year.
Non-cash share-based compensation expense was $7.2 million for the three months ended September 30, 2024, an increase of $5.0 million as compared to the same period in 2023. Non-cash share-based compensation expense was higher in 2024 primarily due to our annual equity incentive awards granted in the fourth quarter of 2023 and the first quarter of 2024.
General and Administrative Expenses
General and administrative expenses were $20.6 million for the three months ended September 30, 2024, compared to $15.0 million for the three months ended September 30, 2023. The increase of $5.5 million was partly due to increased non-cash share-based compensation expense, which was $5.0 million for the three months ended September 30, 2024, an increase of $2.7 million as compared to the same period in 2023. Non-cash share-based compensation expense was higher in 2024 primarily due to our annual equity incentive awards granted in the fourth quarter of 2023 and the first quarter of 2024.
Other Income, Net
Other income, net was a net income of $17.8 million for the three months ended September 30, 2024, compared to $4.7 million for the three months ended September 30, 2023. The increase was primarily due to non-cash $12.1 million related to the changes in the fair value of our forward contract and derivative liabilities recorded in connection with the Knopp Amendment as well as increased investment income. See Note 4, "Fair Value of Financial Assets and Liabilities" and Note 10, "License, Acquisitions and Other Agreements" to the accompanying condensed consolidated financial statements included in this Form 10-Q for discussion of the forward contract and derivative liabilities recorded in connection with the Knopp Amendment.
Benefit for Income Taxes
We recorded an income tax benefit of $0.1 million for the three months ended September 30, 2024, compared to a benefit for income taxes of $3.3 million for the three months ended September 30, 2023. The change in income tax expense for the three months ended September 30, 2024 as compared to 2023 was primarily attributable to our adoption of the guidance contained in a Notice of Proposed Rule Making issued during the third quarter of 2023 by the United States Internal Revenue Service ("the Notice"). See further discussion of the Notice in Note 12, "Income Taxes" to the condensed consolidated financial statements included in this Form 10-Q.

Comparison of the Nine Months Ended September 30, 2024 and 2023
The following tables summarize our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change
In thousands
Operating expenses:
Research and development	$628,398	$238,468	$389,930
General and administrative	66,782	43,872	22,910
Total operating expenses	695,180	282,340	412,840
Loss from operations	(695,180)	(282,340)	(412,840)
Other income, net	36,288	18,757	17,531
Loss before provision (benefit) for income taxes	(658,892)	(263,583)	(395,309)
Provision (benefit) for income taxes	687	(171)	858
Net loss	$(659,579)	$(263,412)	$(396,167)
Research and Development Expenses

	Nine Months Ended September 30,
	2024	2023*	Change
In thousands
Direct research and development expenses by program:
BHV-4157 (Troriluzole)	$48,937	$57,571	$(8,634)
BHV-2000 (Taldefgrobep Alfa)	49,062	30,226	18,836
BHV-7000 & BHV-7010 (Kv7)	268,423	31,089	237,334
BHV-2100 (TRPM3 Antagonist)	14,278	6,899	7,379
BHV-8000 (TYK2/JAK1)	9,988	4,514	5,474
BHV-1300 (IgG Degrader)	25,328	11,389	13,939
BHV-1310 (IgG Degrader)	9,660	436	9,224
BHV-1400 (IgA Degrader)	16,295	—	16,295
BHV-1600 (β1-AR AAB Degrader)	8,784	—	8,784
BHV-1510 (Trop2)	25,701	—	25,701
Other programs	1,678	4,867	(3,189)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	91,017	55,050	35,967
Preclinical research programs	40,056	22,390	17,666
Other	19,191	14,037	5,154
Total research and development expenses	$628,398	$238,468	$389,930
*Certain prior year amounts have been reclassified to conform to current year presentation

R&D expenses, including non-cash share-based compensation costs, were $628.4 million for the nine months ended September 30, 2024, compared to $238.5 million for the nine months ended September 30, 2023. The increase of $389.9 million was largely due to non-cash expense of $171.9 million paid to Knopp for a milestone and royalty buyback related to the BHV-7000 and broader Kv7 platform that was recognized during the three months ended June 30, 2024 (the buyback reduced our potential future milestone payments by $867.5 million, and replaced the scaled high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for the Kv7 programs). See further discussion of the Knopp Amendment included in Note 10, "License, Acquisitions and Other Agreements" to the condensed consolidated financial statements included in this Form 10-Q. The increase in expense was also related to advancing our 6 clinical platforms including 5 phase 3 starts for BHV-7000, follow-on Kv7 assets, preclinical research programs, and increases in direct program spend for additional and advancing multiple clinical development programs in 2024, as compared to the same period in the prior year. The $25.7 million increase in expense for BHV-1510 was primarily due to the Pyramid Acquisition, which resulted in $10.9 million (non-cash) of expense recorded to R&D during the nine months ended September 30, 2024, a $1.5 million milestone payment which became due during the first quarter of 2024, and a $5.7 million non-cash milestone payment which became due during the first quarter of 2024.
Non-cash share-based compensation expense was $35.5 million for the nine months ended September 30, 2024, an increase of $28.6 million as compared to the same period in 2023. Non-cash share-based compensation expense was higher in the 2024 primarily due to our annual equity incentive awards granted in the fourth quarter of 2023 and first quarter of 2024.
General and Administrative Expenses
G&A expenses, including non-cash share-based compensation costs, were $66.8 million for the nine months ended September 30, 2024, compared to $43.9 million for the nine months ended September 30, 2023. The increase of $22.9 million was primarily due to increased non-cash share-based compensation expense. Non-cash share-based compensation expense was $23.7 million for the nine months ended September 30, 2024, an increase of $17.7 million as compared to the same period in 2023. Non-cash share-based compensation expense was higher in 2024 primarily due to our annual equity incentive awards being granted in the fourth quarter of 2023 and the first quarter of 2024.
Other Income, Net
Other income, net was $36.3 million for the nine months ended September 30, 2024, compared to $18.8 million for the nine months ended September 30, 2023. The increase was primarily due to non-cash $21.2 million related to the changes in the fair value of our forward contract and derivative liabilities recorded in connection with the Knopp Amendment as well as increased investment income. The increases were partially offset by a decrease of $6.8 million in other income recognized during the nine months ended September 30, 2024 as compared to the same period in 2023 related to the Transition Services Agreement entered into with the Former Parent. See Note 4, "Fair Value of Financial Assets and Liabilities" and Note 10, "License, Acquisitions and Other Agreements" to the accompanying condensed consolidated financial statements included in this Form 10-Q for discussion of the forward contract and derivative liabilities recorded in connection with the Knopp Amendment.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of $0.7 million for the nine months ended September 30, 2024, compared to an income tax benefit of $0.2 million for the nine months ended September 30, 2023. The increase in income tax expense for the nine months ended September 30, 2024 as compared to 2023 was primarily attributable higher income in the US.
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
As of September 30, 2024, we had cash and cash equivalents of $84.4 million and marketable securities of $294.4 million, which excludes approximately $269.9 million of net proceeds from an October 2, 2024 underwritten public offering (see 2024 Public Offerings). Cash in excess of immediate requirements is invested in marketable securities and money market funds with a view to liquidity and capital preservation. We continuously assess our working capital needs, capital expenditure requirements, and future investments or acquisitions.

Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2024	2023	Change
In thousands
Net cash used in operating activities	$(411,711)	$(216,844)	$(194,867)
Net cash (used in) provided by investing activities	(157,298)	133,744	(291,042)
Net cash provided by (used in) financing activities	404,921	(33,327)	438,248
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13)	(187)	174
Net (decrease) in cash, cash equivalents and restricted cash	$(164,101)	$(116,614)	$(47,487)
Operating Activities
Net cash used in operating activities was $411.7 million for the nine months ended September 30, 2024 and $216.8 million for the nine months ended September 30, 2023. The $194.9 million increase in net cash used in operating activities for the nine months ended September 30, 2024 was primarily due to an increase in R&D spending to advance our 6 clinical platforms including 5 phase 3 starts for BHV-7000, follow-on Kv7 assets, preclinical research programs, and increases in direct program spend for additional and advancing multiple clinical development programs in 2024, as compared to the same period in the prior year.
Investing Activities
Net cash used in investing activities was $157.3 million for the nine months ended September 30, 2024, compared to net cash provided by investing activities of $133.7 million for the nine months ended September 30, 2023. The $291.0 million increase in net cash used in investing activities for the nine months ended September 30, 2024 was primarily driven by an increase in purchases of marketable securities with cash in excess of immediate requirements, partially offset by an increase in maturities of marketable securities (see Note 3, "Marketable Securities," to the Condensed Consolidated Financial Statements for additional details), as compared to the same period in the prior year.
Financing Activities
Net cash provided by financing activities was $404.9 million for the nine months ended September 30, 2024 compared to net cash used in financing activities of $33.3 million for the nine months ended September 30, 2023. The $438.2 million increase in net cash provided by financing activities for the nine months ended
September 30, 2024 was primarily driven by an increase in proceeds from the issuance of common shares from our April 2024 public equity offering and at-the-market sales of common shares in connection with our Equity Distribution Agreement both in 2024, as compared to the same period in the prior year.
2024 Public Offerings
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
On October 2, 2024, we closed an underwritten public offering of 6,052,631 of our common shares, which included the exercise in full of the underwriters' option to purchase additional shares, at a price of $47.50 per share. The net proceeds raised in the offering, after deducting underwriting discounts and expenses of the offering payable by us, were approximately $269.9 million. We intend to use the net proceeds received from the offering for general corporate purposes.
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
In August 2024, we entered into an amendment to the Equity Distribution Agreement pursuant to which we may offer and sell common shares having an aggregate offering price of up to $450.0 million from time to time through or to the sales agent, acting as its agent or principal.
As of September 30, 2024, we have sold and issued 4,248,588 common shares under the Equity Distribution Agreement, as amended, for total net proceeds of approximately $146.3 million. As of September 30, 2024, additional common shares having an aggregate offering price of up to $300.0 million remain available to be issued.

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
In the event that Knopp continues to hold the shares of the Company's common shares representing the 2025 Additional Consideration on December 1, 2025 and the Market Price declines relative to the respective Reference Price, both as defined in the agreement, we would be responsible for a cash payment equal to the difference.
Knopp Warrant
As further consideration under the Knopp Amendment, we issued to Knopp a warrant to purchase 294,195 of the Company's common shares with a purchase price of $67.98, subject to certain specified development milestones and the Company achieving a specified market capitalization.
As of September 30, 2024, the vesting conditions have not been met and the warrant is still outstanding.
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
Excluding the discussion below, during the nine months ended September 30, 2024, there were no material changes to our critical accounting policies as reported in our annual consolidated financial statements included in the 2023 Form 10-K.
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
Our operations include activities in countries outside the U.S. As a result, our financial results are impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we operate. Our monetary exposures on our balance sheet are currently immaterial to our financial position as of September 30, 2024.

We do not engage in any hedging activities against changes in foreign currency exchange rates.
Interest Rate Risk
As of September 30, 2024, we invest our excess cash balances in marketable securities of highly rated financial institutions and investment-grade debt instruments. We seek to diversify our investments and limit the amount of investment concentrations for individual institutions, maturities and investment types. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1.00%, the fair value of our investment portfolio would (decrease) increase by approximately $(0.5) million and $0.5 million, respectively.
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
Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In January 2024, we acquired Pyramid Biosciences, Inc. ("Pyramid"), pursuant to an Agreement and Plan of Merger, dated January 7, 2024 (the "Pyramid Agreement"). In consideration for the Pyramid acquisition we made an upfront payment of 255,794 of our common shares. As of September 30, 2024, 253,838 of these common shares have been issued by the Company, including 428 common shares that were issued in the third quarter of 2024. We also agreed to make additional success-based payments upon the achievement of certain regulatory milestones, which we may elect to pay in cash or our common shares. In January 2024, a payment became due to Pyramid related to achievement of a developmental milestone under the Pyramid Agreement, which we elected to pay in 98,129 of our common shares. As of September 30, 2024, 97,387 of these common shares have been issued by the Company, including 154 common shares that were issued in the third quarter of 2024. The shares related to both of these payments were not registered under the Securities Act upon issuance, and a portion of the shares were subsequently registered under our Registration Statement on Form S-3.
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
Amendment to Knopp Purchase Agreement
In May 2024, we entered into an amendment (the “Knopp Amendment”) to our existing Membership Interest Purchase Agreement, dated as of February 24, 2022, with Knopp Biosciences LLC (“Knopp”) in order to make certain changes to the royalty payment obligations and success-based payments. See Item 5, “Other Information” for additional information related to the Knopp Amendment.

In connection with the Knopp Amendment, we issued to Knopp 1,872,874 of our common shares, valued at approximately $75.0 million as of the effective date, through a private placement within 60 days of the date of execution of the Knopp Amendment (the “2024 Additional Consideration”). We also agreed to issue additional shares of our common shares, valued at approximately $75.0 million, within 60 days of the first anniversary of execution of the Knopp Amendment (the “2025 Additional Consideration”). In addition, we issued to Knopp a warrant (the "Warrant") to purchase 294,195 of our common shares at a purchase price per share of $67.98, subject to certain specified development milestones and achieving a specified market capitalization.

The foregoing issuance and sale of our common shares in connection with the execution of the Knopp Amendment and the Warrant have not been registered under the Securities Act of 1933 (the “Securities Act”) or any state securities laws. We have relied on the exemption from the registration requirements of the Securities Act under Section 4(a)(2) thereof, for a transaction by an issuer not involving any public offering.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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
Dated: November 12, 2024
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Matthew Buten
Matthew Buten
Chief Financial Officer
(Principal Financial Officer)