Form 10-K
period 2024-12-31
Biohaven Ltd.
filed 2025-03-03
CIK 1935979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the registrant's common shares held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2024, based on the last reported sale price of the registrant's common shares on the New York Stock Exchange on June 28, 2024 of $34.71, was $2.239 billion. The calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of February 28, 2025, there were 102,054,499 common shares, no par value per share, outstanding.
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
These forward-looking statements include, but are not limited to, statements about:
•our ongoing and planned clinical trials, including discovery and proof-of-concept trials, the status of our ongoing clinical trials, commencement dates for new clinical trials, and the timing of clinical trial results;
•our plans to pursue research and development of product candidates;
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
•the impact of economic conditions, including volatility in interest rates and inflation, on the costs of raw materials, wages, manufacturing and clinical trials and on borrowing costs;
•the timing and anticipated amounts of future tax payments and benefits (including the potential recognition of unrecognized tax benefits), as well as the timing of conclusion of tax audits;
•the impact of disruptions at the FDA and other government agencies that could prevent new products from being developed or commercialized in a timely manner, or negatively impact the approval of an NDA, BLA or similar application; and
•other factors identified elsewhere in this Annual Report on Form 10-K and our other filings with the SEC.
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

Note Regarding Trademarks
We have proprietary rights to a number of registered and unregistered trademarks worldwide that we believe are important to our business. We have, in certain cases, omitted the ® and ™ designations for these and other trademarks used in this Annual Report on Form 10-K. Nevertheless, all rights to such trademarks are reserved. These and other trademarks referenced in this Annual Report on Form 10-K are the property of their respective owners.

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
Separation from Biohaven Pharmaceutical Holding Company Ltd.
On October 3, 2022, Biohaven Pharmaceutical Holding Company Ltd. (the “Former Parent”) completed the distribution (the “Distribution”) to holders of its common shares of all of the outstanding common shares of Biohaven Ltd. and the spin-off of Biohaven Ltd. from the Former Parent (the “Spin-Off”) described in Biohaven’s Information Statement attached as Exhibit 99.1 to Biohaven’s Registration Statement on Form 10, as amended (Reg. No. 001-41477). Collectively, we refer to the Distribution and Spin-Off throughout this Annual Report on Form 10-K ("Annual Report") as the "Separation." As a result of the Separation, Biohaven Ltd. became an independent, publicly traded company as of October 3, 2022, and commenced regular way trading under the symbol “BHVN”’ on the New York Stock Exchange (the "NYSE") on October 4, 2022. Where we describe historical business activities in this report, we do so as if the Former Parent’s activities related to such assets and liabilities had been performed by the Company.
Product Candidates
The following table summarizes our programs for our product candidates. We hold the worldwide rights to substantially all of our product candidates.

GLUTAMATE	Troriluzole	BHV-4157	Spinocerebellar Ataxia
			Obsessive-Compulsive Disorder
MYOSTATIN	Taldefgrobep Alfa	BHV-2000	Spinal Muscular Atrophy
			Obesity
ION CHANNEL	Kv7 Activator	BHV-7000	Focal Epilepsy
			Generalized Epilepsy
			Major Depressive Disorder
	TRPM3 Antagonist	BHV-2100	Migraine & Pain Disorders
INFLAMMATION & IMMUNOLOGY	TYK2/JAK1 Inhibitor (brain-penetrant)	BHV-8000	Prevention of Amyloid Therapy Induced ARIA
			Parkinson's Disease
			Alzheimer's Disease
			Multiple Sclerosis
	IgG Degrader	BHV-1300	Common Disease (Graves', RA)
		BHV-1310	Rare Disease (Myasthenia Gravis)
	Gd-IgA1 Degrader	BHV-1400	IgA Nephropathy
	β1AR AAb Degrader	BHV-1600	Peripartum Cardiomyopathy
ONCOLOGY	Trop2 ADC +/- PD1	BHV-1510	Advanced or Metastatic Epithelial Tumors
	FGFR3 ADC	BHV-1530	Urothelial Cancer
	CD30 ADC	BHV-1500	Hodgkin Lymphoma
	Undisclosed Targets		*Merus and GeneQuantum Collaborations*

PRECLINICAL
PHASE 1
PHASE 2
PHASE 3
MARKET

ARIA, Amyloid-related imaging abnormalities; **AAb**, Autoantibody.

biohaven

Glutamate Modulation Platform
The most advanced product candidate from our glutamate receptor antagonist platform is troriluzole (previously referred to as trigriluzole and BHV-4157), which is currently in two Phase 3 trials in OCD and, for which our new drug application (“NDA”) in Spinocerebellar Ataxia and marketing authorisation application ("MAA") have been accepted and are currently under review by the U.S. FDA and European Medicines Agency ("EMA"), respectively. Troriluzole is also being evaluated by the Global Coalition for Adaptive Research ("GCAR") as part of Glioblastoma Adaptive Global Innovative Learning Environment - NCT03970447 ("GBM AGILE"), a revolutionary patient-centered, adaptive platform trial for registration that tests multiple therapies for patients with newly-diagnosed and recurrent glioblastoma ("GBM"). Other product candidates include BHV-5500, an antagonist of the glutamate N-methyl-D-aspartate (“NMDA”) receptor and its oral prodrug BHV-5000.
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
We acquired troriluzole as well as an estate of over 300 prodrugs from ALS Biopharma, LLC (“ALS Biopharma”) and Fox Chase Chemical Diversity Center, Inc. (“FCCDC”). A prodrug is a compound that, after administration, is metabolized in the body into an active drug. Troriluzole is actively transported by virtue of recognition of its tripeptide moiety by the PepT1 transporter in the gut and is responsible for the increased bioavailability of the drug. Once inside the body, the prodrug, troriluzole is cleaved by enzymes in the blood to the parent, riluzole. To mitigate the limitations of riluzole, several classes of prodrugs were designed, synthesized, and evaluated in multiple in vitro stability assays that predict in vivo drug levels. Troriluzole is a third generation of prodrug development and the product of six years of intensive chemistry efforts.
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
Troriluzole for SCA
Spinocerebellar Ataxias ("SCAs") are a group of ultra-rare, dominantly inherited neurodegenerative disorders predominantly characterized by atrophy of the cerebellum, brainstem, and spinal cord. The disease course of SCA is one of relentless progression over years and inevitably leads to clinical deterioration of motor function, gait imbalance with frequent falling, severe speech impairment, swallowing difficulties, and premature death. SCAs are thought to be pathogenetically related but disease course and brain region involvement are known to vary between the different genotypes. SCA affects approximately 15,000 people in the United States and 24,000 in Europe and the United Kingdom. SCA3, also known as Machado-Joseph disease, is the most common genotype and accounts for approximately 30% to 50% of SCAs worldwide. Currently, there are no approved symptomatic or neuroprotective treatments for SCA.
Based on the results of our Phase 1 trial with troriluzole and two third-party academic trials (Ristori et al 2020, published in Neurology in 2010 and Romano et al 2015, published in The Lancet in 2015) that have shown preliminary efficacy of riluzole in cerebellar ataxias, we advanced troriluzole into development for SCA. Initially, we conducted a Phase 2b/3, randomized, double-blind, placebo-controlled, parallel-group study to assess the safety and efficacy of troriluzole over 8 weeks in subjects with SCA (Study BHV4157-201). In October 2017, we announced that troriluzole at a dose of 140 mg once daily (“QD”) did not differentiate from placebo on the primary endpoint of the mean change from baseline on the SARA total score after 8 weeks of treatment. After eight weeks of treatment, troriluzole treated subjects (n = 64) demonstrated an improvement of –0.81 points [95% CI: –1.4 to –0.2] on the SARA versus –1.05 points [95% CI: –1.6 to –0.4] improvement in placebo-treated (n = 68), p-value = 0.52. In this trial, we observed a favorable safety and tolerability profile of troriluzole, with no drug-related serious adverse events (“SAEs”) and low discontinuation rates due to AEs. During open-label treatment over the open-label extension phase, however, troriluzole did show slowing of disease progression in troriluzole-treated subjects in contrast to the measurable decline expected as compared to a matched cohort of untreated patients from the U.S. natural history study (Clinical Research Consortium for the Study of Cerebellar Ataxia (“CRC-SCA”)).
Based on our learnings from the proof-of-concept Study BHV4157-201, including analyses from the open-label extension phase, we advanced troriluzole into a pivotal Phase 3, randomized, double-blind, placebo-controlled, parallel-group study to assess the safety and efficacy of troriluzole over 48 weeks in subjects with SCA (Study BHV4157-206). Randomization was stratified by genotype (consisting of these three groupings: SCA1 and SCA2; SCA3; and SCA6, SCA7, SCA8, and SCA10) in order to ensure balance within each of these subgroups. We enriched this trial with specific SCA genotypes, extended the treatment period of this trial to 48 weeks, implemented the use of a modified SARA scale (“f-SARA”), and increased the dose of troriluzole to 200 mg QD. Notably, the f-SARA is a novel, 16-point scale developed in collaboration with FDA and key opinion leaders as the primary outcome measure for this trial; the scale was designed to limit subjectivity of the scale and focus on functional aspects of the disease so that significant changes would reflect a clinically meaningful change in function.
In May 2022, the Company announced top-line results from the Phase 3 clinical trial (Study BHV4157-206) evaluating the efficacy and safety of its investigational therapy, troriluzole, in adult patients with SCA. The primary endpoint, change from baseline to week 48 on the f-SARA, did not reach statistical significance in the overall SCA population as there was less than expected disease progression in the placebo arm over the course of the study. In the overall study population (n = 213), the troriluzole and placebo groups each had mean baseline scores of 4.9 on the f-SARA and the two groups showed minimal change at the 48-week endpoint with f-SARA scores of 5.1 and 5.2, respectively. Preliminary post hoc analysis of efficacy measures by genotype suggested a treatment effect in patients with the SCA3 genotype. A risk reduction in falls was also observed in the SCA3 population, as well as across all SCA genotypes. Troriluzole was well tolerated with an adverse event profile similar to placebo.
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

Falls Risk Reduction
Relative risk reduction (%)
80%
60%
40%
20%
0%
53.4%
(P=0.005)
54.4%
(P=0.023)
67.5%
(P=0.009)
Favors troriluzole
All SCA
SCA3 genotype
SCA3 baseline
Gait 1 or 2

Two independent natural history cohorts for SCA, one in the U.S. (CRC-SCA) and one in Europe (EUROSCA), have characterized disease progression in this genetically defined neurodegenerative disorder. A Matching Adjusted Indirect Comparison (“MAIC”) was performed to match natural history subjects to subjects in BHV4157-206. As demonstrated in the figure below, at years 1, 2, and 3 change from baseline in f-SARA scores was significantly better among troriluzole patients vs the matched natural history referent (combined CRC-SCA and cross-European registry of SCA patients

(“EUROSCA”) data - all p values ~0.0004). These results were consistent for both SCA3 only and All SCA analyses. Validation metrics from f-SARA confirm that these changes are clinically relevant and meaningful to patients.
As seen in the figure below, an additional comparative study was conducted using OLE data from up to 3 years with subjects from BHV4157-201. Using a matched control pooled from the same two independent natural history studies (U.S. and European), troriluzole-treated All SCA subjects showed clinically relevant benefit compared to expected progression from the external control at 1 year, 2 years, and 3 years. Of note, there was an administrative gap in treatment in BHV4157-201 between the end of the 48-week OLE and the resumption of treatment at the start of the 96-week period. This gap was observed to result in a decline in f-SARA scores. However, after resumption of treatment patients re-stabilized (did not progress) resulting in the estimation of compelling treatment effects at years 2 and 3.
Given these findings and the debilitating nature of SCA, in May 2023 we announced that we submitted a New Drug Application ("NDA") to the FDA for troriluzole for the treatment of SCA3. In July 2023, the FDA informed us that it would not review the submitted NDA application for troriluzole given that the study's primary endpoint was not met and thus, would not permit a substantive review. In followup to the regulatory decision on the NDA application, we held followup meetings with the FDA regarding the SCA data. We had constructive dialogue with the FDA regarding our SCA development program and potential future data analyses to address regulatory concerns in the previously issued refuse-to-file decision on the NDA application for SCA3.

In October 2023, the European Medicines Agency ("EMA") informed us that our Marketing Authorization Application ("MAA") for troriluzole (Dazluma) in the treatment of SCA3 was validated and was now under review by EMA's Committee for Medicinal Products for Human Use ("CHMP"). In the fourth quarter of 2024, we completed a clarification meeting with the CHMP Rapporteurs. The MAA documents were subsequently updated with a broader indication to include all SCA genotypes, in light of the new positive BHV4157-206-RWE study data (discussed below).
In September 2024, we announced positive topline results from pivotal Study BHV4157-206-RWE (NCT06529146) demonstrating the efficacy of troriluzole on the mean change from baseline in the f-SARA after 3 years of treatment. The study achieved the primary endpoint (see figure below).
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
Study BHV4157-206-RWE was designed, in discussion with the FDA, to assess the effectiveness of troriluzole in SCA after 3 years of treatment as measured by the change from baseline in the f-SARA. The study utilized Phase 3 data and an external control of matched, untreated SCA subjects from the U.S. CRC-SCA in accordance with FDA's Guidance on Real-World Evidence ("RWE") of effectiveness. All endpoints were prespecified, and both the study protocol and statistical analysis plan were submitted to, and reviewed by, FDA prior to topline data analysis. The new analysis doubled the previously available 3 year data with 63 subjects now completing 3 years of treatment with troriluzole and matched to the external control arm. Propensity Score Matching ("PSM") was used to ensure that untreated patients from the CRC-SCA study were rigorously matched to treated patients from Study BHV4157-206 on baseline characteristics. The primary objective was to examine the treatment effects of troriluzole for up to 3 years, by comparing data on the f-SARA from patients treated with troriluzole in Study BHV4157-206 to untreated patients from the natural history study. Troriluzole-treated patients demonstrated statistically significant and sustained benefits at years 1, 2 and 3 on the f-SARA compared to a rigorously matched natural history control.
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
Based upon the topline data from Study BHV4157-206-RWE, and previous safety and efficacy data from the troriluzole development program in SCA, we submitted an NDA for the treatment of all SCA genotypes to the FDA in the fourth quarter of 2024. The troriluzole development program has generated the largest clinical trial dataset in SCA and now has follow-up in some patients treated with troriluzole for over 5 years. We previously received both Fast-Track and Orphan drug designation ("ODD") from the FDA, and ODD from the European Medicines Agency ("EMA"), for troriluzole in SCA. An NDA with ODD is eligible for priority FDA review.
In February 2025, the FDA accepted for review our NDA for troriluzole for the treatment of adult patients with SCA and granted priority review. The FDA's decision regarding the NDA is expected during the third quarter of 2025. Based on FDA priority review timelines and if ultimately approved, we are prepared to commercialize troriluzole for SCA in the U.S. in 2025.
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
Given the strong signal in the Phase 2/3 proof-of-concept study and after receiving feedback from the FDA in an End of Phase 2 meeting, in December 2020, we initiated enrollment in a Phase 3 program. The Phase 3 program will have an estimated total enrollment of up to 700 participants in each trial with a primary endpoint of change from baseline on the Y-BOCS total score at week 4, 8 and 10. The two Phase 3 randomized, double-blind, placebo-controlled trials that make-up our Phase 3 program for OCD are currently ongoing.
In January 2024, we announced plans to conduct a pre-planned interim analysis ("IA") to evaluate efficacy in the first of our two Phase 3 studies in OCD. The IA was planned to be conducted by an independent Data Monitoring Committee ("DMC") after approximately 70% of subjects in the primary analysis population reached the primary endpoint. The Data Monitoring Committee convened in the second quarter of 2024 to review the IA and informed the Company that the study may continue. As such, we continue enrolling patients in the first Phase 3 study in OCD and expect that this study will be fully enrolled in the first quarter of 2025. We expect to report topline data from the first Phase 3 study in OCD in the first half of 2025. There was a similarly designed pre-planned IA for the second Phase 3 study in OCD conducted in the fourth quarter of 2024, and the DMC also informed us that this study may continue. We expect to report topline data from the second Phase 3 study in OCD in the second half of 2025.
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
Our Clinical Trial for Taldefgrobep Alfa in SMA
In September 2023, we completed enrollment in a Phase 3 clinical trial assessing the efficacy and safety of taldefgrobep alfa in SMA. The Phase 3 placebo-controlled, double-blind trial was designed to evaluate the efficacy and safety of taldefgrobep as an adjunctive therapy for participants who are already taking a stable dose of nusinersen or risdiplam or have a history of treatment with onasemnogene abeparvovec-xioi, compared to placebo. The primary outcome measure of the study was efficacy of taldefgrobep alfa compared to placebo in the change in the 32 item Motor Function Measure (“MFM-32”) total score from baseline to Week 48. Scores range from 0-3 on each item, with higher scores indicating higher functioning. The study was neither restricted nor limited to patients based on ambulatory status or classification of SMA and was designed to randomize approximately 180 patients in this randomized, double-blind, placebo-controlled global trial.
In November 2024, we announced that taldefgrobep alfa showed clinically meaningful improvements in motor function at all timepoints on the MFM-32, but the treatment arm did not statistically separate on the primary outcome at Week 48 compared to the placebo+standard of care ("SOC") group. Efficacy signals were observed in clinically relevant and biomarker-defined subgroups including those related to age, ambulatory status, background therapy, and baseline myostatin level. Analyses of prespecified subgroups by race and ethnicity demonstrated that the largest study population (87% Caucasian; n=180) showed clinically meaningful improvements on the MFM-32 at all timepoints, including Week 48, compared to the corresponding placebo+SOC group (p < 0.05). Additional analyses of these subjects (n=123) who had measurable baseline myostatin (the pharmacological target of taldefgrobep) showed an improved efficacy signal within this myostatin-positive population (p=0.02).
Prespecified outcome measures in the overall study population analyzing the change from baseline in body composition at Week 48 demonstrated a greater reduction in the percent change in total body fat mass in the taldefgrobep arm compared to the placebo+SOC arm (p=0.008) as measured by dual energy x-ray absorptiometry ("DXA"). The taldefgrobep arm also showed numerically larger increases in lean muscle mass and bone density compared to the placebo+SOC arm.
Biohaven plans to engage the FDA in the first half of 2025 to discuss the potential registrational path forward and will present the study data at an upcoming conference. The optional long-term extension phase of the trial will remain ongoing pending further data analysis as well as regulatory discussions.
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
In April 2024, we announced that the FDA granted "rare pediatric disease" designation for taldefgrobep alfa. The designation provides for the potential for taldefgrobep to receive a priority review voucher (“PRV”) if ultimately approved for the indication of SMA prior to September 30, 2026. The rare pediatric disease PRV program began to sunset in December 2024 and will not apply for approvals after September 30, 2026.
Taldefgrobep Alfa’s Role in Spinal Muscular Atrophy
In the past few years, significant advancements were made to address the underlying cause of disease in SMA with the up-regulation of SMN1 and SMN2 expression which positions taldefgrobep as a potential combination therapy to enhance muscle performance. Data from an SMA animal model study that shows advantages of combination SMN therapy with taldefgrobep and the extensive clinical data in DMD support the advancement of taldefgrobep into a SMA

Phase 3 study. Other indications in muscle wasting diseases may be a follow-on for taldefgrobep along with other life-cycle opportunities.
Metabolic Disorders
Obesity is a disease of excess and/or abnormal deposits of adipose tissue and a current global public health crisis. By 2030, it is expected that nearly one billion people will be living with obesity, including 50% of the adult and 25% of the adolescent U.S. population. The primary driver of obesity-related morbidity and mortality is metabolically active visceral adipose tissue and associated deposits of adipose tissue in and around organs such as the heart, liver, kidneys, and muscle.
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
We plan to initiate a Phase 2 clinical trial of taldefgrobep in the management of metabolic disease in the first half of 2025. We are evaluating and have not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.

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
The Phase 1 EEG study was designed to evaluate qualitative changes from baseline in EEG spectral power after administration of single doses of BHV-7000 (10, 25, or 50 mg) to 11 healthy male and female adult volunteers. EEG spectral power is a measure derived from quantitative analysis of EEG signals that assesses the amount of rhythmic activity in different frequency bands, including delta [1-3.5 Hz], theta [3.5-7.5 Hz], alpha [7.5-13 Hz], beta [13-30 Hz], and gamma [30-100 Hz]. Changes in spectral power have been used to evaluate the risk, onset and progression of seizures, assess cognitive and behavioral impairments, and characterize the effects of anti-seizure medications ("ASMs"), and they may also have utility in refining dose selection in clinical trials of ASMs. Spectral analysis was performed by Clouds of Care (Ghent, Belgium), a global leader in EEG analytics.
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
Based on the results from the EEG study and the safety profile in SAD/MAD trials, along with PK data from a new once-daily extended-release (“ER”) formulation, Biohaven is exploring three oral doses of BHV-7000 (once daily 25 mg ER, once daily 50 mg ER, and once daily 75 mg ER) in the Phase 2/3 clinical trials in epilepsy and mood disorders. This dosing approach with a Kv7 activator will allow for assessment of distinct target concentrations over a wide range, above and below projected efficacious EC50 drug concentrations (Figure 3), not previously feasible with drugs in this class.

Figure 3: Predicted PK profile of BHV-7000 ER, mean predicted concentration vs. time profiles for 25 mg ER, 50 mg ER and 75 mg ER once-daily dosing at steady state relative to EC20 and EC50 (EC values from preclinical MES models).

In December 2024, t the American Epilepsy Society meeting, we presented additional safety data with the BHV-7000 once-daily extended-release formulation, which further demonstrated tolerability.
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
Our Clinical Trials for BHV-7000 in Epilepsy
Focal Epilepsy
In January 2024, we completed our End-of-Phase 2 meeting with the FDA to advance to Phase 3 trials and announced that more than 110 global clinical sites have been selected in the first of two focal epilepsy trials. Enrollment in our Phase 2/3 program commenced in the first quarter of 2024. The two pivotal studies evaluating the efficacy of BHV-7000 in refractory focal epilepsy are planned as randomized, double-blind, placebo-controlled, 8- and 12-week trials with a primary endpoint of change from baseline in 28-day average seizure frequency in adults with focal epilepsy. One of the focal epilepsy studies will evaluate 25 mg and 50 mg doses of BHV-7000 and the second study will evaluate 50 mg and

75 mg doses of BHV-7000 (see figures below). We expect to report topline results from the first study in the first half of 2026.
Idiopathic Generalized Epilepsy
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
Major Depressive Disorder
Major depressive disorder ("MDD") is a leading cause of morbidity. Approximately 8.3% of adults in the U.S. have had at least one major depressive episode; accordingly, there is an urgent need for more effective treatments. Within the current armamentarium of treatments nearly one third of patients fail to respond. Kv7 activation has emerged as a novel strategy to treat and prevent depressive episodes and holds significant potential as a novel treatment for patients with

MDD. The therapeutic role for Kv7 activation in MDD is supported by a broad range of epigenetic, mechanistic, preclinical, and clinical evidence. Multiple depression models have demonstrated the antidepressant efficacy of enhancing potassium channel activity. As preclinical studies demonstrate upregulation of Kv7 channels in mice subject to chronic stress, increasing potassium channel function either through genetic over expression or via potassium channel activation (via ezogabine) reverses depressive and anhedonic behaviors in mice across multiple studies. Recent randomized, controlled clinical trials of Kv7 activators demonstrated efficacy in MDD. Together, these data, coupled with the favorable clinical safety and tolerability profile exhibited by BHV 7000 to date, provide a compelling rationale for the evaluation of Kv7 activation with BHV-7000 in MDD.
Our Clinical Trial for BHV-7000 in Major Depressive Disorder
We initiated a Phase 2 clinical trial with BHV-7000 for the treatment of MDD in the second quarter of 2024. The study is a 6 week, randomized, double-blind, placebo-controlled trial in approximately 300 subjects, with a primary endpoint of measurement on the Montgomery-Asberg Depression Rating Scale ("MADRS"). See figure below for trial design. We expect to report topline results from the study in the second half of 2025.
Bipolar disorder
Bipolar disorder affects an estimated 4.4% of U.S. adults over their lifetime. Bipolar disorder is associated with significant morbidity, decreased quality of life and economic burden. Treatment guidelines recommend patients receive life-long treatment for bipolar disorder. However, medication adherence is typically very low in this population, due in large part to undesirable side effects that are poorly tolerated by patients. The mainstays of treatment include mood stabilizing agents that are also used as anti-seizure medicines (i.e., valproic acid, lamotrigine, and topiramate). Preclinical and pilot clinical data similarly suggest a potential therapeutic role for Kv7 activation in bipolar disorder, which is expected to result in an improved side effect profile compared to other anti-seizure medications.
Our Clinical Trial for BHV-7000 in Bipolar Disorder
We initiated a Phase 2/3 clinical trial with BHV-7000 for the treatment of bipolar disorder in the second quarter of 2024. The study was a 3 week, randomized, double-blind, placebo-controlled trial in approximately 256 subjects, with a primary endpoint of measurement on the Young Mania Rating Scale ("YMRS"). See below for trial design detail.

In March 2025, the Company completed a focused topline analysis of treatment with BHV-7000 in the acute treatment of manic episodes associated with bipolar disorder in a 3-week trial. BHV-7000 did not statistically differentiate from the comparator arm on the primary efficacy endpoint of improvement from Baseline to Day 21 on the YMRS. Additional analyses are ongoing, and complete study results will be presented at an upcoming scientific meeting.
BHV-7000 75 mg once daily, the highest dose of BHV-7000 being evaluated in Phase 2/3 trials, was safe and well-tolerated in this study. No adverse trends in vital signs, ECGs, or labs were noted. There were no treatment emergent serious adverse events. Most adverse events were mostly mild in intensity and resolved spontaneously. This offers a highly favorable and differentiated profile compared to other antiseizure medicines and is consistent with lack of GABA effects.
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
BHV-7000 has been granted Rare Pediatric Disease Designation by the U.S. Food and Drug Administration ("FDA") for the treatment of KCNQ2-DEE.
Neuropathic Pain
Neuropathic pain, as defined by the International Association for the Study of Pain, is pain caused by a lesion or disease of the somatosensory nervous system and includes a collection of heterogeneous conditions that are often chronic and debilitating and for which long term therapy is difficult. In the United States, over 30 million adults are estimated to be living with neuropathic pain. Pharmacological treatments for neuropathic pain vary according to patient needs, although recommendations such as the WHO analgesic ladder, United States Centers for Disease Control (“CDC”) guidelines, and FDA guidelines are in use. Initial or first line treatment for neuropathic pain includes non-opioid analgesics, in particular, antidepressants, anticonvulsants, steroids, and anxiolytics. Second line treatment of persistent, severe pain may require escalation to opiates, often less potent ones at first, followed by more potent opiates for intense refractory pain.
Accordingly, an urgent need exists for effective, non-addictive pain therapies. Flupirtine, a non-selective Kv7 activator, was previously approved in several European countries and indicated for the treatment of pain. However, the European Medicines Agency recommended withdrawal of its marketing authorization in 2018 because of the risk of serious liver injury. Selective Kv7 potassium channel activators represent a new approach in the development of non-opioid therapeutic options for neuropathic pain. In addition to leveraging the reduced abuse and addiction risk potential of potassium channel activators, our Kv7 potassium channel platform addresses the complexities of channel subtype physiology through targeted pharmacology to overcome the limitations inherent in nonselective Kv7 activators and is intended to deliver a well-tolerated, highly effective, non-opioid treatment for neuropathic pain.
Our Kv7 program research was supported in part with funding from the National Institutes of Health (“NIH”) to advance the development of novel Kv7 non-opioid therapies for the treatment of chronic pain. The NIH funding is by the NIH Helping to End Addiction Long-term Initiative (“NIH HEAL Initiative”), which aims to improve treatments for chronic pain, curb the rates of opioid use disorder and overdose, and achieve long-term recovery from opioid addiction. The goal of our Kv7 program is to discover a small-molecule activator of the Kv7.2/7.3 voltage-gated potassium channel to treat neuropathic pain. Similar to our epilepsy program, we are targeting compounds with these characteristics:
•Biased for Kv7.2/3 activation vs. Kv7.4 activation to minimize potential adverse smooth muscle effects;
•Selective against GABAA receptors to minimize potential tolerability issues;
•Selective against Kv7.1/KCNE1 (IKs) and hERG (IKr) to minimize cardiac side-effects; and
•Potent and effective across animal models of neuropathic pain.
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
Using human induced pluripotent stem cell (“iPSC”)-derived DRG sensory neurons, we have assessed the physiological activity of these neurons by modulating Kv7 channels across three electrophysiologic parameters: resting membrane potential (Vm), rheobase = the current required to stimulate an action potential (“AP”), and the number of APs elicited by a suprathreshold stimulus (3x rheobase). We are currently evaluating the activity of various compounds from our proprietary series of selective Kv7.2/7.3 activators in multiple preclinical models of neuropathic pain. The Company has also initiated a sponsored research agreement with Yale to evaluate the activity of BHV-7000 in an iPSC model of inherited erythromelalgia, a severe rare genetic neuropathy.
Migraine
We are currently exploring BHV-7000 as a potential treatment for migraine. Kv7.2/7.3 openers have shown significant activity in cortical spreading depression models of migraine.
TRPM3 Ion Channel Antagonists
KU Leuven Agreement
In January 2022, we entered into an agreement with KU Leuven ("the KU Leuven Agreement") to develop and commercialize TRPM3 antagonists to address the growing proportion of people worldwide living with chronic pain disorders. The TRPM3 antagonist platform was discovered at the Centre for Drug Design and Discovery and the Laboratory of Ion Channel Research at KU Leuven. Under the KU Leuven Agreement, we receive exclusive global rights to develop, manufacture and commercialize KU Leuven's portfolio of small-molecule TRPM3 antagonists. The portfolio includes the lead candidate, BHV-2100. We are continuing to support further basic and translational research on the role of TRPM3 in pain and other disorders through our collaboration with professors in Transient Receptor Potential ("TRP") biology at KU Leuven.
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
TRPM3 is a novel target in the TRP family. Like TRPV1 and TRPA1, preclinical data and human genetic validation support TRPM3’s role in neuropathic pain and migraine. Unlike TRPV1 antagonists, TRPM3 antagonists are unlikely to possess significant thermal liabilities, and, unlike TRPA1 antagonists, Biohaven’s TRPM3 antagonists have desirable physiochemical properties and good pharmacokinetic profiles. The figure below illustrates TRPM3 as a differentiated target for the treatment of pain in the TRP family.

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
Our Phase 1 Study with BHV-2100
We completed a Phase 1 study of BHV-2100 in Canada. The Phase 1 study was a randomized, double-blind, placebo-controlled, SAD/MAD study in healthy subjects to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of BHV-2100. In May 2024, we reported positive pharmacokinetic and safety data from the completed Phase 1 study with BHV-2100. The results demonstrated rapid absorption with therapeutic concentrations achieved by 20 minutes. The favorable tolerability profile at single doses up to 500 mg exceeds the anticipated therapeutic dose and is well above the EC90 concentration. Based on these findings, we initiated a Phase 2 study of BHV-2100 in the acute treatment of migraine and a proof-of-concept study in pain in the fourth quarter of 2024.
Our Clinical Trial for BHV-2100 in Migraine
Nearly 40 million people in the U.S. suffer from migraine and the World Health Organization classifies migraine as one of the 10 most disabling medical illnesses. Migraine is characterized by debilitating attacks lasting four to 72 hours with multiple symptoms, including pulsating headaches of moderate to severe pain intensity that can be associated with nausea or vomiting, and/or sensitivity to sound (phonophobia) and sensitivity to light (photophobia). There is a significant unmet need for new treatments as more than 90 percent of migraine sufferers are unable to work or function normally during an attack.
In September 2024, we announced that we have initiated a Phase 2 study evaluating BH-2100 in the acute treatment of migraine. The study is a 45-day, randomized, double-blind, placebo-controlled trial in approximately 575 subjects, with primary endpoints of freedom from pain at two hours post-dose and freedom from most bothersome symptom at two hours post-dose. See figure below for trial design. Data from the proof-of-concept migraine study are expected in the first half of 2025.
Our Development of BHV-2100 for the Treatment of Neuropathic Pain
BHV-2100 is also being developed as a potential non-opioid treatment for neuropathic pain. We are evaluating the ability of BHV-2100 to reduce pain behaviors across several preclinical models of neuropathic pain, including chemotherapy induced neuropathy, diabetic neuropathy, and nerve injury.We initiated a conduct a proof-of-concept study for neuropathic pain in the fourth quarter of 2024. The study is a Phase-1b, randomized, double-blind, placebo and active reference controlled, crossover trial to assess the anti-nociceptive and anti-hyperalgesic effects of single oral doses of BHV-2100 (25 mg, 75 mg, and 150 mg) vs. placebo, in a cohort of approximately 24 healthy male volunteer participants, utilizing a laser-evoked potential experimental pain paradigm. Preliminary data from the laser-evoked hyperalgesia study demonstrated that BHV-2100 reduced laser heat-induced pain and brain evoked potentials in healthy volunteers. Preliminary data demonstrated that BHV-2100 reduced laser heat-induced pain and brain evoked potentials in healthy volunteers. Complete data from the laser-evoked potential study are expected in the first half of 2025.

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
Target indications for BHV-8000 include Parkinson's disease, Alzheimer's disease, prevention of amyloid-related imaging abnormalities ("ARIA"), and multiple sclerosis ("MS"). Biohaven completed interactions with FDA enabling registrational programs for Parkinson's disease and the prevention of ARIA.
Our Phase 1 Study with BHV-8000
In May 2023, we began dosing with BHV-8000 (previously TLL-041), in a phase 1 study in normal healthy volunteers. In May 2024, we reported positive results from the Phase 1 single and multiple ascending dose study, including evidence of target engagement along with a safe and well tolerated profile. Phase 1 study data also confirmed cerebrospinal fluid ("CSF") exposures of BHV-8000.
We expect to initiate a pivotal trial in Parkinson's in the first half of 2025 and advance Alzheimer's, MS and ARIA programs in 2025. We are evaluating and have not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.
MoDE and TRAP Degraders
Molecular Degraders of Extracellular Proteins
The Molecular Degraders of Extracellular Proteins (“MoDEs”) platform harnesses selectivity, rapidity, and patient-friendly self-administration to remove disease-causing proteins from the body to potentially treat a range of diseases. Each MoDE degrader is a novel bispecific molecule that targets a specific form of circulating protein and directs it to the liver for degradation by the endosomal/lysosomal pathway. Four INDs have been accepted by the FDA for MoDE degrader molecules in 2024 and multiple other investigational agents are in development. Three assets have been dosed in Phase 1 trials, with the fourth anticipated to be dosed in the first half of 2025. The first-of-its-kind molecule, BHV-1300 has demonstrated deep lowering of IgG1, 2 and 4 in Phase 1 clinical trials and is being developed as a proprietary subcutaneous formulation in conjunction with an autoinjector for easy-to-use self-administration. BHV-1400 and BHV-1600, currently in Phase 1 clinical trials, Biohaven's first Targeted Removal of Aberrant Protein ("TRAP"™) molecules, represent next generation MoDEs targeting very specific pathogenic antibodies, while sparing healthy immunoglobulin to preserve immune function. Data from the first, and lowest, dose cohort of BHV-1400 demonstrated clear differentiation from competitors in the IgA nephropathy space, with rapid lowering of Gd-IgA1 within hours and preservation of host immunoglobulins including IgG, IgA, IgE, and IgM. Multiple new and novel investigational MoDE and

TRAP molecules are in development for potential treatment of diseases, such as membranous nephropathy, Graves' disease, diabetes, and IgG4-mediated diseases.

BHV-1300
The first-of-its-kind molecule BHV-1300 has demonstrated deep lowering of IgG1, 2 and 4 in Phase 1 clinical trials and is being developed as a proprietary subcutaneous formulation in conjunction with an autoinjector for easy-to-use self-administration. BHV-1300 was rationally designed to spare IgG3, potentially allowing for preservation host defense. BHV-1300 is being developed for the treatment of common immune mediated-diseases, such as Graves' Disease and Rheumatoid Arthritis ("RA"). Graves' Disease is a disease in which IgG1 autoantibodies stimulate the thyroid to produce excess thyroid hormone. Targeted removal of disease-causing IgG has the potential to eliminate the pathogenic thyroid-stimulating antibody and modify the disease. Graves' Disease is estimated to impact 1% of the population globally. RA is a chronic autoimmune disease estimated to affect 1 to 2% of the global population. RA primarily affects the joints, causing pain, swelling, stiffness, and loss of function.
We evaluated the effect of single and multiple doses of BHV-1300 in cynomolgus monkeys. In September 2023, we reported data from confirmatory studies that showed a 75-80% reduction of IgG levels two days after a single dose and over 90% of IgG lowering after three doses.

BHV-1300: NHP Pharmacodynamics

Timeframe
Dose
150
100
50
0
% change / T_0
0
Time
Control
BHV1300 Dose 1
BHV1300 Dose 2
BHV1300 Dose 3
BHV1300 Dose 4

Maximal lowering across FcRn inhibitors is 60-80% within approximately 7 to 21 days after initiation of single or multiple doses, respectively, in cynomolgus. In contrast, a single dose of BHV-1300 lowers IgG by approximately 75 to 80% after approximately 2 days, and after three rapid doses to greater than 90% lowering. The length of significant exposure to BHV-1300 is approximately one day within the dosage interval compared to continuous exposure required of the FcRn inhibitors. Mechanism-related liabilities of FcRn inhibitors seen in animals and humans, including hypoalbuminemia and hypercholeresterolemia, are not expected and do not occur with BHV-1300 in cynomolgus. See figures below comparing the speed and depth of lowering to FcRn inhibitors.
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
14
21
Time (days)

* Adapted from BLA 761154, IND 116471, Study no. r-fkb327-01
Our Phase 1 Study with BHV-1300
The Phase 1 SAD study examining BHV-1300 in healthy subjects was initiated in the first quarter of 2024 and remains ongoing. In May 2024, we reported preliminary results from our Phase 1 study of BHV-1300. These results in healthy subjects demonstrated that BHV-1300 rapidly and selectively lowers IgG in a dose-dependent manner in the first 4 cohorts completed to date (see figure below). Preliminary IgG lowering data is consistent with modeling, with dose- and time-dependent IgG lowering observed even in initial low-dose cohorts. Some subjects experienced IgG reductions as low as 50 to 70% of baseline. BHV-1300 demonstrated reduction of IgG without significantly impacting LFTs, albumin, LDL cholesterol or other serum labs. BHV-1300 has been safe and well tolerated to date, with no serious or severe adverse events. Most AEs were mild, deemed unrelated to study drug and resolved spontaneously. As expected from the selectivity of the molecule for IgG, when compared to placebo, there were no meaningful reductions in average IgA, IgM or IgE levels during the week after dosing. No adverse trends have been observed in vital signs or ECGs. Modeling suggests additional cohorts in the Phase 1 study will achieve greater than 70% lowering of IgG utilizing doses compatible with subcutaneous administration.

BHV-1300 Maximum IgG Percent of Baseline Within 96 Hours

120
110
100
90
80
70
60
50
40
30
20
10
0
IgG Percent of Baseline
Median Reduction -1
Median Reduction -16
Median Reduction -26
Median Reduction -43
Cohort 1
Cohort 2
Cohort 3
Cohort 4
Treatment

★ Predicted based on modeling

Preliminary data from ongoing Phase 1 Study (as of May 28, 2024).

The Phase 1 study has also compared intravenous and subcutaneous administration of BHV-1300. Subcutaneous administration of BHV-1300 demonstrated an average of approximately 44% higher than expected exposure compared to the dose-equivalent intravenous formulation without injection site reactions. This new human data confirms the feasibility of our plan for convenient dosing of BHV-1300 with a patient self-administered subcutaneous autoinjector.
In the fourth quarter of 2024 we provided an update to our Phase 1 study of BHV-1300, reporting that subcutaneously administered BHV-1300 achieved deep lowering of targeted IgG (IgG1, IgG2, IgG4, over IgG3), with reductions over 60% in the lowest subcutaneous dose tested in the ongoing MAD study. Subcutaneous BHV-1300 achieved progressive reduction in IgG within hours of each weekly dose administration in the MAD, and pharmacodynamic effects were sustained relative to baseline over the four-week study period. BHV-1300 has been safe and well-tolerated across the Phase 1 study. There were no clinically significant effects on albumin or liver function, and no increases in cholesterol were noted. Further enhancing the competitive safety profile and as intentionally designed, plasma IgG3 levels were preserved through the end of study week 4 to allow for healthy immune effector functioning. All AEs were mild, any drug-related AE resolved, and there were no discontinuations due to study drug related AEs. The optimized subcutaneous formulation in the MAD also showed substantially less inter-patient variability compared to previously reported intravenous BHV-1300. In addition, we announced that we entered into an agreement with Ypsomed to develop and manufacture BHV-1300 in an easy-to-use, autoinjector for self-administration intended for commercialization.
In March 2025, we provided further updates to our ongoing Phase 1 study of BHV-1300. In the four-week Phase 1 study, subcutaneously administered BHV-1300 at a dose of 1000 mg weekly achieved rapid, deep and sustained reductions in total IgG of up to 84%, with a median reduction of 80% (see Figure 1 below). Reductions occurred within hours of each dose, were progressive, and were sustained compared to baseline over the four-week period.

Figure 1: Subcutaneous BHV-1300 Deeply Reduces Total IgG by Up to 84% with a Median of 80% Reduction With 1000mg Weekly Dosed for Four Weeks

Total IgG % Change from Baseline
20
0
-20
-40
-60
-80
-100
0
1
2
3
4
Week
IgG
Median reduction
-80%
BHV-1300
IgG antibody
Subcutaneous BHV-1300 achieved reductions in total IgG up to 84% with a median reduction of 80% by day 25

Baseline is the Average of Day -1 and Day 1 Pre-dose

Solid dot represents the median of the maximal total IgG % change from baseline at each week and bars represent the 25th and 75th percentiles

BHV-1300 was safe and well-tolerated in subcutaneous doses up to 2000 mg with no clinically significant increases in ALT, AST, or bilirubin, no clinically significant reductions in albumin, and no clinically significant increases in cholesterol over the four-week dosing period compared to placebo. There were no clinically significant reductions in IgG3, IgA, IgE, or IgM compared to baseline. Most AEs were mild and self-resolving, there were no discontinuations due to AEs related to study drug, and there were no serious or severe AEs. The Phase 1 study is ongoing with plans to continue to escalate multiple doses to explore deeper reductions to characterize the potential range of IgG lowering possible with MoDE technology, allowing for customization of speed and depth of IgG lowering and decreased frequency of administration across different disease indications. We plan to initiate a Phase 2 study of BHV-1300 in Graves’ disease in mid-2025. Additional follow-on studies in other autoimmune diseases will be pursued.
BHV-1310
BHV-1310 is a next generation bispecific IgG degrader with specificity for IgG1, IgG2 and IgG4, which is initially being developed for the treatment of rare disorders including conditions like generalized myasthenia gravis ("gMG") and potentially other acute or chronic conditions, or chronic conditions with acute exacerbations or flares. MG is a neuromuscular disorder that is estimated to affect approximately 36,000 to 60,000 people in the United States. Patients with gMG develop antibodies that attack critical signaling receptor proteins at the junction between nerve and muscle cells, inhibiting communication between nerves and muscle and resulting in weakness of the skeletal muscles. BHV-1310 is completing preclinical testing prior to initiation of a Phase 1 study in the first half 2025.

BHV-1400
BHV-1400 is the first TRAP degrader introduced by Biohaven, a selective MoDE which is being developed to target Gd-IgA1, an aberrant immunoglobulin that drives IgA Nephropathy (see figure below).
Specific removal of pathogenic Gd-IgA1 and associated circulating immune complexes with preservation of normal IgA potentially permits disease remission without incurring an infection risk. We shared preliminary data demonstrating the chimeric antibody-ASGPR ligand conjugate specifically mediated endocytosis of Gd-IgA1, as opposed to normal IgA1 and IgA2, in an endocytosis assay with ASGPR-expressing cell lines, and that TRAP degraders successfully internalize and degrade these immune-complexes. In mice, after deposition of Gd-IgA1 in the glomerular mesangial matrix followed by administration of BHV-1400, Gd-IgA1 is progressively removed and no longer detected by six hours.
Our Phase 1 Study with BHV-1400
We initiated Phase 1 studies of BHV-1400 in the fourth quarter of 2024. The first-in-human ("FIH") trial is a randomized, open-label, placebo-controlled, single and multiple ascending dose study to evaluate the safety, tolerability, PK, and PD of BHV-1400 in healthy volunteers. In the first quarter of 2025, Biohaven announced deep and selective lowering of Gd-IgA1 with the first dose cohort tested in the SAD. Subjects achieved median Gd-IgA1 lowering of 60% within 4 hours of dose administration without clinically significant lowering of healthy immunoglobulins IgA, IgE, IgM, or IgG (see figure below). As a next generation TRAP degrader, BHV-1400 is a potential therapeutic for the treatment of IgA nephropathy, and highlights the precision of MoDE platform molecules in their ability to selectively remove a pathogenic disease-causing protein without suppressing the healthy immune system.

BHV-1600
BHV-1600 is a selective TRAP designed to remove agonistic antibodies directed against myocardial beta-1 adrenergic receptor ("β-1 AR"). β-1 AR autoantibodies have been identified in serum individuals with dilated cardiomyopathies, such as peripartum cardiomyopathy, and have been shown to cause chronic stimulation and dilation of the myocardium. Peripartum cardiomyopathy is a life-threatening condition affecting mothers within the months following delivery of a child. Through elimination of the agonistic β-1 AR autoantibodies, BHV-1600 is designed to potentially treat the underlying autoimmune etiology of this disease with no approved therapy, and prevent irreversible cardiac pump dysfunction.
We initiated Phase 1 studies of BHV-1600 in the fourth quarter of 2024. The FIH trial is a randomized, open-label, placebo-controlled, single and multiple ascending dose study to evaluate the safety, tolerability, PK, and PD of BHV-1600. Early results from the first two dose cohorts indicate that BHV-1600 was safe and well tolerated, with no SAEs, and without clinically relevant changes in innate or adaptive immunity, including white blood cells and immunoglobulins IgG, IgA, IgE, and IgM. There were no clinically significant reductions in albumin, liver function test abnormalities, or increases in cholesterol compared to baseline.
Additional Degraders
We are currently developing additional MoDE degraders advancing towards candidate nomination. These include an IgG4 specific degrader, a phospholipase A2 receptor ("PLA2R") autoantibody degrader for membranous nephropathy, a pro-insulin autoantibody degrader for type 1 diabetes, and a Thyroid Stimulating Hormone ("TSH") receptor autoantibody degrader as a selective follow-on asset for Graves' Disease.
Oncology Platform
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
ARM™ NK Combination Therapy
BHV-1100
The BHV-1100 program is a CD-38 targeting NK ARM engager intended for use as a combination therapy in the treatment of multiple myeloma. Due to strategic re-prioritization within both our oncology-specific and non-oncology programs, and multiple changes in the treatment landscape for multiple myeloma since the inception of the open-label single center Phase 1a/b trial of BHV-1100 and such changes negatively impacting trial enrollment, the multiple myeloma trial is planned to end shortly. Alternative trial designs in multiple myeloma and additional indications for our ARM(TM) platform are being considered for possible development.
Antibody Drug Conjugates
We are using next-generation ADC conjugation technologies, including our MATE® platform, to generate site-specific antibody drug conjugates (“ADC”s) which have shown show superior preclinical stability in comparison with those using current industry-standard methodologies. Our expectation is that the enhanced in vivo stability and expected superior physicochemical properties of these ADCs will lead to increased therapeutic indices in patients (more cytotoxic payload reaching cancer cells and less free payload that can lead to off-target toxicities in normal tissues), consistent with early in vitro and in vivo (rodent and cynomolgus monkey) studies.
BHV-1510
In January 2024, we acquired BHV-1510 through our acquisition of Pyramid Biosciences, Inc. ("Pyramid"). BHV-1510 is a next-generation Trophoblast Cell Surface Antigen 2 ("TROP-2") directed ADC. BHV-1510 utilizes a next-generation, highly stable site-specific conjugation, resulting in a favorable preclinical PK, toxicity and manufacturability profile. The ADC targets TROP2-expressing carcinomas, which are malignant neoplasms of epithelial origin. Carcinomas account for 80 to 90 percent of all cancer cases and several examples have been successfully treated with ADCs. Abundant TROP-2 expression has been described for many carcinoma subtypes.
Preclinically, BHV-1510 has shown high plasma stability, enhanced cellular cytotoxicity, bystander killing, and immunogenic cell death with a novel topoisomerase 1 inhibitor ("TopoIx") payload, resulting in improved efficacy as monotherapy, and synergistic efficacy in combination with anti-programmed cell death protein-1 ("anti-PD1") immune checkpoint inhibitor therapy. In IND-enabling GLP toxicology studies in cynomolgus monkeys, BHV-1510 showed a differentiated safety profile that suggests a wider therapeutic margin relative to more advanced TROP-2 ADCs, including a lack of lung toxicity, that may translate to an improved clinical efficacy and safety profile.

Our Phase 1/2 Study with BHV-1510
The IND for BHV-1510 was approved by the FDA in January 2024. The First-in Human, Phase 1/2 trial evaluating BHV-1510 in patients with advanced solid tumors commenced in the second quarter of 2024. This trial consists of two parts; Phase 1 dose escalation and Phase 2 dose expansion, in patients with advanced incurable cancer that have progressed on or are intolerant to standard therapy. The trial will also evaluate BHV-1510 in combination with the anti-PD1 monoclonal antibody Libtayo® (cemiplimab-rwlc). In May 2024, we announced that we entered into a clinical supply agreement with Regeneron Pharmaceuticals, Inc. ("Regeneron") under which we will sponsor and fund the planned combination Phase 1/2 clinical trial, and Regeneron will provide Libtayo®.
The primary objective of Phase 1 is to characterize the safety profile of BHV-1510 as monotherapy and in combinations with cemiplimab, and to identify a recommended dose for expansion ("RDE") or maximum tolerated dose. Phase 1 dose escalation will be implemented based on a Bayesian optimal interval design, with the lowest dose initiated as a single patient cohort. Patients are expected to be dosed in escalating cohorts, with dosing regimens administered intravenously every two or three weeks. The Phase 2 dose expansion part of the study will consist of non-randomized efficacy finding expansion cohorts, defined by specific tumor types that will be treated at the RDE to estimate the anti-tumor activity of BHV-1510. Up to approximately 220 subjects are planned to be evaluated.
In the first quarter of 2025, we announced preliminary data from the initial Phase 1 monotherapy dose escalation cohorts of BHV-1510, which demonstrated early evidence of clinical activity, including tumor shrinkage, with a safety profile of the TopoIx payload supporting further development. Clinical activity was seen in various monotherapy dose cohorts tested to date, including the lowest dose tested of 2mg/kg once every three weeks. Early PK data demonstrate a stable ADC with low serum concentrations of free payload. Preliminary safety data showed a lack of payload-associated interstitial lung disease, gastrointestinal toxicities, or significant hematological toxicities observed in early cohorts. The main toxicity observed thus far in the study has been stomatitis, an expected on-target Trop2 class toxicity. The Phase 1/2 study of BHV-1510 is progressing, with robust enrollment in dose escalation and optimization, both as monotherapy and in combination with the anti-PD1 monoclonal antibody Libtayo® (cemiplimab-rwlc).
Based on these early results, we have entered into an expanded collaboration agreement with GeneQuantum Healthcare Co. Ltd. ("GeneQuantum"), which provides broad target exclusivity for up to 18 ADC targets incorporating the TopoIx payload.
BHV-1530
The next ADC incorporating the TopoIx payload that we plan to move into clinical development is BHV-1530. BHV-1530 is a fibroblast growth factor receptor 3 ("FGFR3")-directed ADC with potential indications in cancers driven by FGFR3 alterations and/or upregulated FGFR3 protein expression, including urothelial cancers and other solid tumors. FGFR3 is a clinically validated target in oncology, with one small molecule inhibitor (Balversa(R), erdafitinib) approved; however, to our knowledge there are currently no FGFR3-directed ADCs in clinical development. Biohaven retains global rights for BHV-1530 under an exclusive license with GeneQuantum (the "FGFR3 Agreement"). The U.S. IND for BHV-1530 was opened in the second half of 2024, and a FIH study for solid tumors is planned to initiate in the first half of 2025.
Our Phase 1 Study with BHV-1530
The Phase 1 study will evaluate BHV-1530 in patients with advanced solid tumors, including patients whose cancers have progressed on or are intolerant to standard therapy. The primary objective of Phase 1 is to characterize the safety profile of BHV-1530, and to identify a recommended dose or maximum tolerated dose. Patients are expected to be dosed in escalating cohorts, with dosing regimens administered intravenously every three weeks. Up to approximately 95 subjects are planned to be evaluated.
BHV-1500
BHV-1500 is a next-generation CD30-directed ADC generated using Biohaven's proprietary MATE(R) technology, targeting CD30-expressing tumors such as Hodgkin and non-Hodgkin lymphomas. Hodgkin lymphoma ("HL") is a malignant neoplasm of B-cells. Approximately 9,000 new HL cases are diagnosed each year. HL and other CD30-expressing lymphoma are characterized by the uncontrolled growth of malignant lymphocytes or lymphoblasts. A first-generation CD30 directed ADC, Adcetris (brentuximab vedotin), has demonstrated effectiveness in the treatment of Hodgkin's Lymphoma.
In preclinical CD30 expressing murine tumor models, BHV-1500 has shown improved antitumor activity versus Adcetris, and in preliminary cynomolgus monkey studies, BHV-1500 has shown substantially improved safety, plasma stability and pharmacokinetics. A regulatory interaction with the FDA to discuss the development plans for BHV-1500 is planned for the first half of 2025.

Merus Agreement
In January 2025, Biohaven announced a research collaboration and license agreement with Merus N.V. ("Merus") to co-develop three novel dual-targeting ADCs, leveraging Merus’ Biclonics® technology platform, and Biohaven’s next-generation ADC conjugation and payload platform technologies (the "Merus Agreement"). Pursuant to the Merus Agreement, Merus will receive an upfront payment and license fee at ADC candidate nomination of the first program, with Merus to assume the preclinical bispecific antibody generation cost, and Biohaven to assume the preclinical ADC generation cost. Thereafter, upon mutual agreement to advance each program, the parties plan to share further development and commercialization costs.
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
Commercialization
We intend to develop and, if approved by the FDA, commercialize our product candidates in the United States, and we may commercialize or enter into distribution or licensing arrangements for commercialization rights for other regions. With respect to troriluzole, if approved for the treatment of adult patients with SCA, we currently intend to build a neurological specialty sales force to manage commercialization, potentially in combination with a larger pharmaceutical partner, to maximize patient coverage in the United States and to support global expansion.
Members of our management team and board of directors have deep experience leading immunology, neuroscience, and oncology research, and have been involved in the development and commercialization of drugs such as Abilify, Opdivo, Nurtec ODT and Zavzpret.
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
Kv7
In April 2022, we acquired Channel Biosciences, LLC. This acquisition included Channel’s Kv7 channel targeting platform and related patents and patent applications. The patents and patent applications are directed to the composition of matter of compounds that are activators of Kv7.2/Kv7.3 and their use in treating diseases such as epilepsy. U.S. Patent 10,851,067 (the “‘067 Patent”), issued December 1, 2020, specifically claims BHV-7000 and will expire in March 2039, not including possible patent term extensions. Ex-U.S. counterparts to the ‘067 patent have been granted in Australia, Israel, Korea, Mexico and New Zealand and patent applications to the ‘067 patent are pending in Brazil, Canada, China, European Union, United Kingdom, Hong Kong, Israel, India, Japan, Republic of Korea, New Zealand, Singapore and South Africa. The ex-U.S. patents, and patent applications, if granted, will expire in March 2039, not including possible patent term extensions in countries where such extensions are available. In addition, U.S. Patent 9,481,653 (the “‘653 patent”), issued November 1, 2016, claims a class of compounds including BHV-7000 and will expire in September 2035, not including possible patent term extensions. Ex-U.S. counterparts to the ‘653 patent are granted in Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, United Kingdom, Ireland, Iceland, Italy, Netherlands, Norway and Sweden. The ex-U.S. patents will expire in September 2035, not including possible patent term extensions in countries where such extensions are available. In addition, PCT/US23/10295, PCT/US23/63111, PCT/US23/63113 and PCT/US23/63115 directed to various Kv7 activator chemotypes were filed in January and February 2023. These applications are pending in the United States and major market countries. The patent applications, if granted, will expire in January/February 2043, not including possible patent term extensions in countries where such extensions are available. Other patent application directed to the combination treatment with a Kv7 activator and N-methyl-D-aspartate ("NMDA") receptor antagonist (PCT/US23/73125), a Kv7 activator and glutamate modulator (PCT/US23/73504), and a Kv7 activator and TDP-43 binder (PCT/US23/73491) were filed in August and September 2023. These applications are pending in the United States Receiving Office of the Patent Cooperation Treaty and all countries were designated for filing. The patent applications, if granted, will expire in August/September 2043, not including possible patent term extensions in countries where such extensions are available.
Troriluzole
We have a portfolio of patents and patent applications in the U.S. and foreign countries directed to prodrugs of riluzole, including, among others, U.S. Patent 10,485,791, issued November 26, 2019, which is directed to troriluzole and other prodrugs of riluzole. This patent expires in February 2036, not including possible patent term extensions. Ex-U.S. counterparts to the ‘791 patent have been granted in Albania, Armenia, Austria, Australia, Azerbaijan, Belgium, Brazil, Bulgaria, Belarus, Canada, Switzerland, China, Cyprus, Czechia, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Hong Kong, Croatia, Hungary, India, Ireland, Israel, Italy, Japan, Kyrgyzstan, Kazakhstan, Lithuania, Luxembourg, Latvia, Monaco, North Macedonia, Macao, Malta, Mexico, Netherlands, Norway, Philippines, Poland, Portugal, Republic of Korea, Romania, Serbia, Russia, Singapore, Sweden, Slovenia, Slovakia, Tajikistan, Turkmenistan, Turkey and South Africa. The ex-U.S. patents and patent applications will expire in February 2036, not including possible patent term extensions in countries where such extensions are available. In addition, the use of these compounds for treating OCD, ALS, SCA, depression, Alzheimer’s Disease and other diseases are described and claimed in these patents and patent applications. These patent applications are subject to an agreement with ALS Biopharma and FCCDC. In addition, we have filed patent applications relating to drug product formulations containing troriluzole and methods of using the formulations to treat various diseases, including, for example, the use of troriluzole with immunotherapies to treat ataxias, including among others U.S. Patent 12,102,618, issued October 1, 2024, which expires in November 2038, not including possible patent term extensions. Ex-U.S. patents and patent applications corresponding to the '618 patent will expire in November 2038, not including possible patent term extensions in countries where such extensions are available. In addition, another patent applications directed to the treatment of SCA3 (PCT/US23/67326) was filed in May 2023 and is pending in the United States and other major market countries. These patents, if granted, will expire in May 2043, not including possible patent term extensions in countries where such extensions are available. Also, a patent application directed to the use of troriluzole for treating OCD was filed in June 2021 (PCT/US21/38789) and national applications are pending in major jurisdictions. These patents, if granted, will expire in 2041, not including possible patent term extensions in countries where such extensions are available. Another patent application directed to the treatment of glioblastoma (PCT/US23/69038) was filed June 26, 2023 and is pending in the United States and other major market countries.
MoDE Platform, ARM Technology, MATE Conjugation Technology
In January 2021, we entered into a worldwide, exclusive license agreement with Yale University for the development and commercialization of a novel MoDEs platform. The platform pertains to the clearance of disease-causing protein and other biomolecules by targeting them for lysosomal degradation using multi-functional molecules. The platform is differentiated from existing approaches in that it does not rely on ubiquitin ligases, and it allows for a broad range of targets to be degraded. The patent portfolio is directed to the composition of matter of bifunctional degraders and their use in degrading circulating proteins and treating diseases. U.S. Patent No. 11,767,301, issued September 26, 2023, and U.S. Patent No. 12,083,181, issued September 10, 2024, relate to bifunctional molecules to degrade circulating proteins, including BHV-1300. Ex-U.S. counterparts to the '301 patent and '181 patent are pending in the European Union, Canada, China and Hong Kong, and, if granted, will expire in April 2039, not including possible patent term extensions in countries where such extensions are available. U.S. Serial No. 17/046221, filed October 8, 2020, relates to bifunctional small molecules to target selective degradation of circulating proteins. Ex-U.S. counterparts to the '221 application have been filed in China, European Union and Hong Kong and, if granted, will expire in April 2039, not including possible patent term extensions in countries where such extensions are available. U.S. Serial No. 17/768166, filed April 11, 2022, relates to bifunctional compounds as degraders of autoantibodies. Ex-U.S. counterparts to the '166 application have been filed in the United Arab Emirates, Australia, Brazil, Canada, China, European Union, Israel, Japan, Republic of Korea, Mexico, Philippines, Saudi Arabia, Singapore, and South Africa and, if granted, will expire in October 2040, not including possible patent term extensions in countries where such extensions are available. U.S. Serial No. 17/768145, filed April 11, 2022 relates to engineered antibodies as molecular degraders through cellular receptors. Ex-U.S. counterparts to the '145 application have been filed in the United Arab Emirates, Australia, Brazil, Canada, China, countries of the Eurasian Patent Organization, European Union, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Philippines, Saudi Arabia, South Africa and Singapore and, if granted, will expire in October 2040, not including possible patent term extensions in countries where such extensions are available. PCT/US2022/017319, which relates to targeted bifunctional degraders, was filed February 22, 2022, and national applications are pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in February 2042, not including possible patent term extensions in countries where such extensions are available. PCT/US2022/019658, which relates to bifunctional degraders of galactose deficient immunoglobulins, was filed March 10, 2022, and is pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in March 2042, not including possible patent term extensions in countries where such extensions are available. PCT/US2022/075527 and PCT/US2022/075535, filed August 26, 2022, which relate to difunctional degraders of pathogenic anti-β1ECII (the second extracellular loop of the β1 adrenergic receptor) autoantibodies, are pending in the United States and major jurisdictions worldwide. PCT/US2024/026709, filed April 28, 2024, which relates to degraders of immunoglobulin G, including BHV-1310, is pending in the United States PCT Receiving Office designating all PCT countries. PCT/US2024/026733, filed April 29, 2024, which relates to bifunctional degraders of galactose deficient immunoglobulins, including BHV-1400, is pending in the United States PCT Receiving Office designating all PCT countries.
We also acquired Kleo Pharmaceuticals, Inc. in January 2021. This acquisition included Kleo’s proprietary technology platforms which are modular in design and enable rapid generation of novel immunotherapies that can be optimized against specified biological targets and combined with existing cell- or antibody-based therapies. These include ARM technology and MATE conjugation technology, which complement the MoDE technology licensed from Yale. U.S. Serial No. 17/769924, filed April 18, 2022, relates to directed conjugation technologies. Ex-U.S. counterparts to the '924 application have been filed in the United Arab Emirates, Australia, Brazil, Canada, China, countries of the Eurasian Patent Organization, European Union, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Philippines, Saudi Arabia, South Africa and Singapore and, if granted, will expire in November 2040, not including possible patent term extensions in countries where such extensions are available. U.S. Serial No. 17/912563, filed September 19, 2022, relates to technologies for treating COVID infections. Ex-U.S. counterparts to the '563 application are pending in major market countries. PCT/US2022/015390, which relates to technologies for preventing or treating infections, was filed February 6, 2022 and is pending in the United States. PCT/US2022/029533, which relates to compositions including conjugated therapy enhancers, was filed May 17, 2022 and national applications are pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in May 2042, not including possible patent term extensions in countries where such extensions are available. PCT/US2022/029535, which relates to agents for directed conjugation techniques and conjugated products, was filed May 17, 2022 and national applications are pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in May 2042, not including possible patent term extensions in countries where such extensions are available. PCT/US2022/030070, which relates to antibody drug conjugates using MATE technology for delivering cytotoxic agents, including BHV-1500, was filed May 19, 2022 and national applications are pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in May 2042, not including possible patent term extensions in countries where such extensions are available. PCT/US2024/025746, filed April 23, 2024 relates to BHV-1500 and national applications are pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in April 2044, not including possible patent term extensions in countries where such extensions are available.
TRPM3
In January 2022, we entered into an exclusive global license and research agreement to develop and commercialize TRPM3 antagonists to address the growing proportion of people worldwide living with chronic pain disorders. The TRPM3 antagonist platform was discovered at the Centre for Drug Design and Discovery (“CD3”) and the Laboratory of Ion

Channel Research (“LICR”) at Katholieke Universiteit Leuven (KU Leuven). PCT/EP2021/082853, which relates to aryl derivatives for treating TRPM3 mediated disorders, was filed November 24, 2021 and national applications are pending in the United Arab Emirates, Australia, Brazil, Canada, China, countries of the Eurasian Patent Organization, European Union, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Philippines, Saudi Arabia, South Africa, Singapore, Taiwan and the U.S. The patent applications, if granted, will expire in November 2041, not including possible patent term extensions in countries where such extensions are available. PCT/EP2021/082865, which relates to heterocycle derivatives for treating TRPM3 mediated disorders, including BHV-2100, was filed November 24, 2021 and national applications are pending in the United Arab Emirates, Australia, Brazil, Canada, China, Eurasia, European Union, Israel, Japan, Republic of Korea, Mexico, New Zealand, Philippines, Saudi Arabia, Singapore, Taiwan, South Africa and the U.S. The patent applications, if granted, will expire in November 2041, not including possible patent term extensions in countries where such extensions are available. U.S. Patent 9,194,863, issued November 24, 2015, which relates to screening methods for analgesic agents, has also been granted in Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, United Kingdom, Ireland, Italy, Netherlands and Sweden. The patents, will expire in May 2032, not including possible patent term extensions in countries where such extensions are available. In addition, seven PCT applications directed to various TRPM3 antagonist chemotypes were filed in May 2023 (PCT/EP2023/063992, PCT/EP2023/063994, PCT/EP2023/063996, PCT/EP2023/063997, PCT/US2023/067443, PCT/US2023/067446, PCT/US2023/067448). The patent applications, if granted, will expire in May 2043, not including possible patent term extensions in countries where such extensions are available.
Myostatin
In December 2021, we entered into a worldwide license agreement with Bristol Myers Squibb for the global development and commercialization rights to taldefgrobep alfa (BHV-2000), a novel, Phase 3-ready anti-myostatin adnectin. Myostatin is a natural protein that limits skeletal muscle growth, an important process in healthy muscular development.
U.S. Patent 8,853,154 issued October 7, 2014, U.S. Patent 8,933,199, issued January 13, 2015, U.S. Patent 8,993,265, issued March 31, 2015, U.S. Patent 9,493,546, issued November 15, 2016, U.S. Patent 9,662,373, issued May 30, 2017, U.S. Patent 10,245,302, issued April 2, 2019, U.S. Patent 10,406,212, issued September 10, 2019, and U.S. Patent 11,813,315, issued November 14, 2023, are directed to fibronectin based scaffold domain proteins that bind to myostatin. The U.S. patents expire in September 2033, not including possible patent term extensions. Ex-U.S. counterparts to the U.S. patents have been granted in Argentina, Austria, Australia, Belgium, Bulgaria, Brazil, Canada, Switzerland, Chile, China, Colombia, Czechia, Germany, Denmark, Algeria, Egypt, Spain, Finland, France, United Kingdom, Greece, Hong Kong, Croatia, Hungary, Indonesia, Ireland, Israel, India, Italy, Japan, Republic of Korea, Lithuania, Morocco, Macao, Mexico, Malaysia, Netherlands, Norway, New Zealand, Peru, Philippines, Poland, Portugal, Romania, Serbia, Russia, Sweden, Singapore, Slovenia, Slovakia, Thailand, Tunisia, Turkey, Taiwan, Uruguay, Venezuela, Vietnam and South Africa. The ex-U.S. patents will expire in September 2033, not including possible patent term extensions in countries where such extensions are available. U.S. Serial No. 16/607688, filed May 3, 2018, relates to stable formulations fibronectin based scaffold domain proteins that bind to myostatin. Ex-U.S. counterparts to the '688 application have been granted in Israel, Japan, Korea and are pending in Australia, Canada, China, European Union, Hong Kong, Mexico, Singapore and Taiwan. The ex-U.S. patents and patent applications, if granted, will expire in May 2038, not including possible patent term extensions in countries where such extensions are available.
TYK2 / JAK1
In March 2023, we entered into an exclusive, worldwide (excluding People’s Republic of China and its territories and possessions) license agreement with Highlightll pursuant to which we obtained the right to research, develop, manufacture and commercialize Highlightll’s brain penetrant dual TYK2/JAK1 inhibitor program.
U.S. Patent RE49834 (the “‘834 Patent”), having an issue date of February 13, 2024, is directed to BHV-8000 and will expire in September 2037, not including possible patent term extensions. Ex-U.S. counterparts to the ‘834 patent have been granted in Australia, European Union, Israel, India, Japan, Mexico, and New Zealand, and patent applications to the ‘834 patent are pending in Brazil, Canada, Eurasia, and Republic of Korea. The ex-U.S. patents and patent applications, if granted, will expire in September 2037, not including possible patent term extensions in countries where such extensions are available. In addition, PCT/CN2022/113807, filed August 22, 2022, which relate to methods of treating CNS disorders with dual TYK2/JAK1 inhibitors, is pending in the CNIPA Receiving Office of the Patent Cooperation Treaty and all countries were designated for filing. The patent applications, if granted, will expire in August 2042, not including possible patent term extensions in countries where such extensions are available.
BHV-1510
In January 2024, the Company acquired Pyramid Biosciences, Inc. (“Pyramid”), pursuant to an Agreement and Plan of Merger, dated January 7, 2024 ("the Pyramid Agreement"). As a result of the merger, the Company acquired rights under certain patents exclusively licensed to Pyramid from GeneQuantum Healthcare (Suzhou) Co. Ltd.

The licensed patents include the following, among others: PCT/CN2023/107444, filed July 14, 2023, which relates to anti-TROP2 antibodies and conjugates, including BHV-1510, is pending in the CNIPA Receiving Office of the Patent Cooperation Treaty and all countries were designated for filing. PCT/CN2024/087405, filed April 12, 2024, which relates to combinations of antibody-drug conjugates and anti-PD-1 antibodies, is pending in the CNIPA Receiving Office of the Patent Cooperation Treaty and all countries were designated for filing. PCT/CN2025/071669, filed January 10, 2025, which relates to pharmaceutical compositions of antibody-drug conjugates, is pending in the CNIPA Receiving Office of the Patent Cooperation Treaty and all countries were designated for filing.
BHV-1530
In December 2024, the Company entered into a Development and License Agreement with GeneQuantum Healthcare (Suzhou) Co. Ltd. and Aimed Bio, Inc. relating to certain Fibroblast Growth Factor Receptor ADCs. The licensed patents include the following, among others: WO2024002154A1, published January 4, 2024, which relates to anti-FGFR3 antibody conjugates and medical uses thereof is pending in the CNIPA Receiving Office of the Patent Cooperation Treaty and all countries were designated for filing. WO2022149837, published July 14, 2022, which relates to anti-FGFR3 antibodies and uses thereof, is pending in Australia, Canada, China, the European Patent Office, Japan, Korea and the United States. WO2023088235, published May 25, 2023, which relates to exatecan derivatives, linker-payloads and conjugates thereof, is pending in Australia, Canada, China, the European Patent Office, Japan, Korea, Mexico and the United States. WO2022160156, published August 4, 2022, which relates to ligase fusion proteins and applications thereof, is pending in Australia, China, the European Patent Office, Japan, Korea and the United States.
Licensing and Other Agreements
In addition to our independent efforts to develop and market products, we from time to time enter into agreements such as licensing agreements, option-to-license agreements and strategic collaborations. The licensing and other agreements typically include, among other terms and conditions, non-refundable upfront license fees, option fees and option exercise payments, milestone payments and royalties. See Note 10, "License, Acquisitions and Other Agreements," to the Consolidated Financial Statements included in this report for additional information regarding our licenses and other agreements.
Government Regulation
In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (the "FDCA") and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including imposition of a clinical hold, refusal by the FDA to approve applications, withdrawal of an approval, import/export delays, issuance of warning letters and other types of enforcement letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.
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
Once an NDA has been accepted for filing, which occurs, if at all, 60 days after submission, the FDA sets a user fee goal date that informs the applicant of the specific date by which the FDA intends to complete its review and take an action on the application. A standard review typically takes 10 months from the date that the application is accepted for filing by the FDA and a priority review typically takes 6 months from the date that the application is accepted by the FDA for filing. The review process can be extended by FDA requests for additional information or clarification. The FDA reviews NDAs to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product's identity, strength, quality and purity. Before approving an NDA, the FDA typically will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities comply with cGMPs. Additionally, the FDA will typically inspect one or more clinical trial sites, as well as the Sponsor of the NDA, for compliance with GCP and integrity of the data supporting safety and efficacy.
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
Japan
To obtain marketing authorization of pharmaceutical products in Japan, an NDA must be submitted to the Pharmaceutical and Medical Devices Agency (“PMDA”) once safety and efficacy has been established. In Japan, medicines of new chemical entities are generally afforded eight years of data exclusivity for approved indications and dosage. Patents on pharmaceutical products are enforceable. Generic copies can receive regulatory approval after data exclusivity and patent expirations. As in the U.S., patents in Japan may be extended to compensate for the patent term lost during the regulatory review process. In general, Japanese law treats chemically-synthesized and biologically-derived drugs the same with respect to intellectual property and market exclusivity.
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
Coverage, Reimbursement and Pricing
Challenges exist that pertain to the coverage and reimbursement status of any products for which regulatory approval is sought. In the United States and foreign markets, sales of any products that receive regulatory approval for commercial sale will depend, in part, on the availability of coverage and the adequacy of reimbursement from third-party payors. Third-party payors include government authorities, such as Medicare and Medicaid, and private entities, such as managed care organizations, private health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. The latter is often informed by entities such as the Institute for Clinical and Economic Review ("ICER") which provides a reimbursement rate based on a multifactorial value assessment. Admittedly, ICER value assessments are more pertinent to the U.S. environment. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Typically, patients must "step through," or fail less expensive therapies such as generics in order to be prescribed a branded therapy. Moreover, a third-party payor's decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. For example, the payor's reimbursement payment rate may not be adequate or may require patient co-payments that patients find unacceptably high. Additionally, coverage and reimbursement for products can differ significantly from one payor system to the next. Private payor systems set reimbursement policy in accordance with their particular model. For example, some payor systems mandate value based pricing wherein a particular price point is premised upon achieving a particular goal. These can include an improvement in patients’ clinical course (therapeutic effectiveness), or reductions in drug and health care utilization and cost. Thus a third-party payor's decision to cover a particular product does not ensure that other payors will also provide the same level of coverage for the product, or will provide coverage at an adequate reimbursement rate. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
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
The U.S. and foreign governments regularly consider reform measures that affect health care coverage and costs. For example, the U.S. and particularly state legislatures have implemented cost containment programs that include price controls, restrictions on reimbursement and "first use" of generic products prior to access to branded prescriptions. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act ("collectively, the ACA") contains provisions such as increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies' share of sales to federal health care programs. The Centers for Medicare and Medicaid Services ("CMS") may develop new payment and delivery models, such as bundled payment models. For example, the U.S. Department of Health and Human Services ("HHS") moved 41% of Medicare fee-for-service payments to alternative payment models ("APMs") tied to the quality or value of services by the end of 2018. HHS has a developmental goal to increase the percentage of Medicare health care dollars tied to APMs incorporating downside risk, with a target of 55% for fiscal year 2024 and 60% for fiscal year 2025. These constitute significant challenges, which are analogous to the regulatory hurdles in many aspects and drug developers acknowledge these challenges as the path to providing safe and effective therapies to the patients that require them.
European Union Coverage Reimbursement and Pricing
In the European Union, pricing and reimbursement requirements can vary widely from country to country. These may range from ICER-like value assessments (e.g. NICE in the U.K. and SMC in Scotland) that include cost-effectiveness parameters to criteria that are based solely on a novel therapy’s incremental effectiveness (efficacy, safety) relative to approved standards of care. These latter criteria may require additional studies. All of these are compiled as country-specific health technology assessments ("HTAs"), that constitute a requisite for reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or may instead adopt a system of access restrictions that typically target sub populations with high unmet need. Sponsors are expected to demonstrate incremental value including effectiveness in these subpopulations via additional analyses.
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
We are required to spend substantial time and money to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations. Healthcare reform legislation has strengthened these federal and state healthcare laws. For example, the ACA amended the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes to clarify that liability under these statutes does not require a person or entity to have actual knowledge of the statutes or a specific intent to violate them. Moreover, the ACA provides that the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws.
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
Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA. In January 2021, an Executive Order entitled “Executive Order on Strengthening Medicaid and the Affordable Care Act” repealed two previous Executive Orders delaying the implementation of certain provisions of the ACA. Concurrently, Congress has considered legislation that amend all or part of the ACA.
In addition, other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 (known as Medicare sequestration) and subsequent extensions, which began in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032 unless additional Congressional action is taken. Further, the American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments from providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 also introduced a quality payment program under which certain individual Medicare providers will be subject to certain incentives or penalties based on new program quality standards.
Further, there have been several Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the "IRA"), which, among other things, requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). Subsequently, certain pharmaceutical companies and other entities filed lawsuits in various courts against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. While some of these cases are on appeal, HHS has generally won the substantive disputes in these cases, and various federal district court judges expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results. In addition, recent administrations have released various executive orders with provisions aimed at, among other things, prescription drug pricing, lowering drug costs for Medicare and Medicaid beneficiaries and setting forth various potential policies or actions that Congress or administrative agencies could pursue. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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
Environmental, Social, Governance, and Human Capital
Governance and Leadership
Our commitment to integrating sustainability across our organization begins with our Board of Directors. The Nominating and Governance Committee of the Board has oversight of strategy and risk management related to Environmental, Social and Governance (“ESG”). Six of our eight directors are independent under the NYSE’s listing standards for independence.
Business Ethics
We are committed to creating an environment where we are able to excel in our business while maintaining the highest standards of conduct and ethics. Our Code of Business Conduct and Ethics (the “Code of Conduct”) reflects the business practices and principles of behavior that support this commitment, including our policies on bribery, corruption, conflicts of interest and our whistleblower program. We expect every director, officer, and employee to read, understand and comply with the Code of Conduct and its application to the performance of his or her business responsibilities.
We encourage employees to come to us with observations and complaints, and we strive to understand the severity and frequency of an event in order to escalate and assess accordingly. Our Chief Compliance Officer strives to ensure accountability, objectivity, and compliance with our Code of Conduct. If a complaint is financial in nature, the Audit Committee Chair is notified concurrently, which triggers an investigation, action and report. Incidents are reported up to the Board of Directors on a quarterly basis.
Environmental Commitment
We are committed to protecting the environment and attempt to mitigate negative impacts of our operations. We monitor resource use, and aim to improve efficiency, and at the same time reduce our emissions and waste.
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
We have also initiated work in removing hazardous organic solvents from certain reactions and replacing them with water. This green technology relies on the use of micelles to enable such reactions to occur in water where they would normally not occur due in part to the very poor solubility of most organic compounds in water. These greener processes create less waste and reduce the environmental impact of the manufacturing process.
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
Development and continuous feedback are priorities for our organization, which was comprised of 256 employees as of December 31, 2024. We believe each person is critical to our success and we invest in our people by supporting continuous training programs and courses. We encourage each employee to engage with their manager in developmental discussions designed to focus on feedback rather than a rating.
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
SUMMARY
An investment in our common shares is subject to a number of risks, including risks related to our product candidates, risks related to our business and risks related to our common shares. The following list of risk factors is not exhaustive. Please read the information in this section captioned “1A. Risk Factors” for a more thorough description of these and other risks.
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
•Disruptions at the FDA and other government agencies could prevent new products from being developed or commercialized in a timely manner, or negatively impact the approval of an NDA, BLA or similar application.
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
•The trading price of our common shares has been and may continue to be volatile.
•If we are or become a passive foreign investment company, there could be adverse U.S. federal income tax consequences to U.S. holders.
•We are a British Virgin Islands ("BVI") business company limited by shares, and the rights of shareholders are more limited under BVI law than under U.S. law. It may be difficult to enforce a U.S. or foreign judgment against us, our directors and our officers outside the United States.

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

Our business and results of operations could be adversely affected by changes in national or global economic conditions. These conditions include, but are not limited to, volatility in inflation and interest rates, volatility in the capital markets, energy availability and costs, the negative impacts from pandemics and public health crises, negative impacts resulting from the military conflict between Russia and Ukraine, geopolitical and trade tensions between the U.S. and China or other geopolitical events, potential protectionist trade policies adopted by the U.S. and other governments, and the effects of governmental initiatives to manage economic conditions. Impacts of such conditions could be passed on to our business in the form of higher costs for labor and materials, higher investigator fees, possible reductions in pharmaceutical industry-wide spending on research and development and acquisitions and higher costs of capital.
We have incurred significant operating losses since our inception as a business of the Former Parent and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
Since our inception as a business of the Former Parent, we have incurred significant operating losses. Our net loss was $846.4 million, $408.2 million and $570.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates has been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur have in the past and may in the future fluctuate significantly from quarter to quarter and year to year. Our expenses have increased, and we anticipate that our expenses will further increase substantially as we:
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
We may never succeed in commercializing any of our product candidates and, even if we do, we may never generate sufficient revenue to achieve profitability.
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
Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We will require additional capital to complete our planned clinical development programs for our current product candidates to seek regulatory approval. Our expenses have increased and we expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to develop our product candidates. Our expenses could increase beyond our current expectations if the FDA requires us to perform clinical trials and other studies in addition to those that we currently anticipate. If we receive regulatory approval for any of our product candidates, we may incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution.
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
As of December 31, 2024, we had cash, cash equivalents and marketable securities of $486.0 million, excluding restricted cash of $3.4 million. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating and financial commitments and other cash requirements for at least 12 months from the date of filing of this report. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:
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
Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We do not have any products that have received regulatory approval, and therefore we have never generated any revenue from product sales, and we may never be able to develop product candidates that receive regulatory approval or are successfully commercialized after regulatory approval is received. Consequently, the revenue-generating potential of our business is unproven and uncertain. We expect that a substantial portion of our efforts and expenses over the next few years will be devoted to the development of our product candidates; specifically, completion of our Phase 3 clinical trials of troriluzole in OCD, completion of clinical trials for BHV-7000, including Phase 2/3 studies in epilepsy and a Phase 2 study in MDD, completion of a Phase 2/3 clinical trial of troriluzole in glioblastoma, execution of a Phase 2 clinical trial for BHV-2000 in metabolic disorders, completion of Phase 2 studies for BHV-2100 in pain and migraine, initiation of a Phase 2/3 clinical trial for BHV-8000 in Parkinson's Disease, completion of Phase 1 clinical trials for BHV-1300, BHV-1400, BHV-1600, BHV-1510, and initiation of Phase 1 clinical trials for BHV-1310 and BHV-1530. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of these product candidates. We cannot be certain that we will be able to submit a new drug application (“NDA”), biologics license application (“BLA”) or comparable applications in other jurisdictions for any of our product candidates within the timeframes we expect, or that any NDA, BLA or similar application we submit will be accepted by the FDA or comparable foreign regulators for filing in a timely manner or at all. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. The success of our product candidates will depend on various factors, including:
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
Because we in-licensed some of our investigational agents from other companies, including BHV-2000 from BMS, we were not involved in and had no control over the preclinical and clinical development of these product candidates prior to entering into these in-license agreements. In addition, we are relying on the other companies from which we licensed our investigational agents to have conducted such research and development in accordance with the applicable protocol, legal, regulatory and scientific standards, accurately reported the results of all clinical trials conducted prior to our acquisition of the applicable product candidate, and correctly collected and interpreted the data from these studies and trials. To the extent any of these has not occurred, our expected development time and costs may be increased, which could adversely affect our prospects for marketing approval of, and receiving any future revenue from, these product candidates.
Clinical trials may be delayed, suspended or terminated for many reasons, which will increase our expenses and delay the time it takes to develop our product candidates.
We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will need to be redesigned, enroll an adequate number of patients on time or begin or be completed on schedule, if at all. The commencement and completion of clinical trials for our clinical product candidates may be delayed, suspended or terminated as a result of many factors, including:
•the FDA or other regulators disagreeing as to the design, protocol or implementation of our clinical trials;
•the delay or refusal of regulators (including the FDA) or IRBs to authorize us to commence a clinical trial;
•regulators (including the FDA), IRBs, ethics committees of the institutions at which trials are being conducted or the data safety monitoring board for such trials requiring that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements (including the FDA’s current GCP regulations) or our clinical protocols, safety concerns, adverse side effects, or lack of adequate funding to continue the clinical trial, among others;
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
Prior to obtaining approval to commercialize a product candidate in any jurisdiction, we must demonstrate to the satisfaction of the FDA, EMA, NMPA or any comparable foreign regulatory agency that such product candidates are safe and effective for their intended uses. The FDA, EMA, NMPA or any comparable foreign regulatory agency can delay, limit or deny approval of our product candidates or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including:
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
In May 2023, we presented further analysis of Study BHV4157-206 by prespecified genotype strata that revealed consistent treatment effects of troriluzole in SCA3, which represented 41% of study participants. These results were further supported by consistent results across the range of secondary and exploratory endpoints assessed in the SCA3 subgroup. In July 2023, the FDA informed us that it would not review the recently submitted NDA application for troriluzole given that the study's primary endpoint was not met and thus, would not permit a substantive review. In September 2024, we announced positive topline results from pivotal Study BHV4157-206-RWE (NCT06529146) demonstrating the efficacy of troriluzole on the mean change from baseline in the f-SARA after 3 years of treatment. Study BHV4157-206-RWE was designed, in discussion with the FDA, to assess the effectiveness of troriluzole in SCA after 3 years of treatment as measured by the change from baseline in the f-SARA. The study achieved the primary endpoint and showed statistically significant improvements on the f-SARA at years 1 and 2 and 3 and we submitted an NDA to the FDA in the fourth quarter of 2024 for all of SCA. In October 2023, the EMA informed us that our MAA for troriluzole (Dazluma) in the treatment of SCA has been validated and is now under review by EMA's CHMP. In the fourth quarter of 2024, we completed a clarification meeting with the CHMP Rapporteurs. The MAA documents were subsequently updated with a broader indication to include all SCA genotypes, in light of the new positive BHV4157-206-RWE study data.
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
Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, financial condition, and results of operations.
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
Although we maintain product liability insurance coverage, such insurance may not be adequate to cover all our liabilities. We routinely review our insurance coverage in consideration of our ongoing clinical trials and anticipated commercial operations. As the expense of insurance coverage is increasing, we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.
If serious adverse events or other undesirable side effects are identified during the use of our product candidates in trials, it may adversely affect our development of such product candidates.
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt preclinical studies and clinical trials, or could make it more difficult for us to enroll patients in our clinical trials. If serious adverse events or other undesirable side effects or unexpected characteristics of our product candidates are observed in investigator-sponsored trials, further clinical development of such product candidate may be delayed or we may not be able to continue development of such product candidate at all, and the occurrence of these events could have a material adverse effect on our business. Undesirable side effects caused by our product candidates could also result in the delay or denial of regulatory approval by the FDA or other regulatory authorities or in a more restrictive label than we expect.
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
Many of the companies which we are competing with or which we may compete with in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Mergers and acquisitions in the biopharmaceutical industry have resulted in and could in the future result in even more resources being concentrated among our competitors.
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
Obtaining and maintaining reimbursement status is time-consuming and costly. No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that further changes in these rules and regulations are likely.
Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates, if approved. We expect to experience pricing pressures in connection with the sale of any of our approved product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:
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
Even if we obtain regulatory approval for any of our product candidates, they will be subject to extensive and ongoing regulatory requirements for manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promoting, sampling and record-keeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP regulations and GCPs, for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.
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
The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical element (“NCE”). Specifically, in cases where such exclusivity has been granted, an ANDA may not be submitted to the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference listed drug.
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
We and our CROs and other vendors are required to comply with cGMP, GCP and GLP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EU and any comparable foreign regulatory authorities for all of our product candidates in preclinical and clinical development. Regulatory authorities enforce these regulations through periodic inspections of trial sponsors, principal investigators, clinical trial sites and other contractors. Although we rely on CROs to conduct any current or planned GLP-compliant preclinical studies and GCP-compliant clinical trials and have limited influence over their actual performance, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or any of our CROs or vendors fail to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, the EMA or any comparable foreign regulatory agency may require us to perform additional preclinical studies and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory agency, such regulatory agency will determine that all of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced under cGMP requirements. Our failure to comply with these requirements may require us to repeat clinical trials, which would delay the regulatory approval process.
While we will have agreements governing their activities, we are not, and will not be, able to control whether or not our CROs devote sufficient time and resources to our future preclinical and clinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our business. If our CROs do not successfully carry out their contractual duties or obligations, or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reason, our clinical trials may be extended, delayed or terminated, the clinical data generated in our clinical trials may be deemed unreliable, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop would be harmed, our costs could increase, and our ability to generate revenue could be delayed.
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
In the United States, the EU, and other foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together, the "ACA") was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. In addition, other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 (known as Medicare sequestration) and subsequent extensions, which began in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032 unless additional Congressional action is taken.
Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS is developing new payment and delivery models, such as bundled payment models. HHS moved 30% of Medicare payments to alternative payment models tied to the quality or value of services in 2016. Additionally, HHS has set a developmental goal to increase the percentage of Medicare health care dollars tied to APMs incorporating downside risk, with a target of 55% for fiscal year 2024 and 60% for fiscal year 2025. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
Further, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. The IRA, enacted in August 2022, among other things directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions have started to take effect progressively starting in fiscal year 2023, although the Medicare drug price negation program is currently subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue and update guidance as these programs are implemented. In January 2025, President Trump revoked several Biden-era executive orders which included efforts to lower the cost of prescription drugs for people on Medicare and Medicaid, increasing protections for Medicaid enrollees and enhancing the Affordable Care Act. Notably, Biden’s Executive Order 14087, which ordered the testing of three new Medicare and Medicaid pricing negotiation models, was revoked. It is currently unclear how the IRA will be implemented, but it could have a significant impact on companies in the pharmaceutical industry that are within its scope. The Company does not currently have any drugs that are impacted by the IRA.
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
Further, the Supreme Court struck down the Chevron doctrine in June 2024 in Loper Bright Enterprises v. Raimondo and Relentless Inc. v. Department of Commerce. The Chevron doctrine gave deference to regulatory agencies in litigation against the FDA and other agencies. As a result, more companies may bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry and disrupt the FDA’s normal operations, which could delay the FDA’s review of our applications.
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
Disruptions at the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions, which could negatively impact our business and the approval of an NDA, BLA or similar application.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including the ability to hire and retain key personnel, including senior leadership, government budget and funding levels and related government shutdowns, the ability to accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the FDA and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If a prolonged government shutdown occurs in the future, it could significantly impact the ability of the FDA to timely review and process our submissions.
In addition, FDA-regulated industries, such as ours, face substantial uncertainty in regard to the regulatory environment we will face as we proceed with research and development efforts under the new presidential Administration in the U.S. For example, recent personnel reduction measures have significantly impacted and could continue to impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. Moreover, the new Administration has proposed action to freeze or reduce the budget of the NIH as relates to its funding for medical research, which could in turn decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials. State governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance, there could be a material adverse effect on us and our business.
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
Biologic products
The ACA created an approval pathway for biosimilar versions of innovative biological products that did not previously exist. Prior to that time, innovative biologics had essentially unlimited regulatory exclusivity. Under the new regulatory mechanism, the FDA can approve products that are similar to (but not generic copies of) innovative biologics on the basis of less extensive data than is required by a full Biologics License Application ("BLA"). After an innovator has marketed its product for four years, any manufacturer may file an application for approval of a “biosimilar” version of the innovator product. However, although an application for approval of a biosimilar version may be filed four years after approval of the innovator product, qualified innovative biological products will receive 12 years of regulatory exclusivity, meaning that the FDA may not approve a biosimilar version until 12 years after the innovative biological product was first approved by the FDA. The law also provides a mechanism for innovators to enforce the patents that protect innovative biological products and for biosimilar applicants to challenge the patents. Such patent litigation may begin as early as four years after the innovative biological product is first approved by the FDA.
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
European Union
A typical route used by innovator companies to obtain marketing authorization of pharmaceutical products in the EU is through the “centralized procedure.” A company seeking to market an innovative pharmaceutical product through the centralized procedure must file a complete set of safety data and efficacy data as part of a MAA with the EMA. After the EMA evaluates the MAA, it provides a recommendation to the EC and the EC then approves or denies the MAA. It is also possible for new chemical products to obtain marketing authorization in the EU through a “mutual recognition procedure,” in which an application is made to a single member state, and if the member state approves the pharmaceutical product under a national procedure, then the applicant may submit that approval to the mutual recognition procedure of some or all other member states. After obtaining marketing authorization approval, a company must obtain pricing and reimbursement for the pharmaceutical product, which is typically subject to member state law. In certain EU countries, this process can take place simultaneously while the product is marketed but in other EU countries, this process must be completed before the company can market the new product. The pricing and reimbursement procedure can take months and sometimes years to complete. Throughout the EU, all products for which marketing authorizations have been filed are subject to an “8+2+1” regime. Eight years after the innovator has received its first community authorization for a medicinal product, a generic company may file a MAA for that product with the health authorities. If the MAA is approved, the generic company may not commercialize the product until after either 10 or 11 years have elapsed from the initial marketing authorization granted to the innovator. The possible extension to 11 years is available if the innovator, during the first eight years of the marketing authorization, obtains an additional indication that is of significant clinical benefit in comparison with existing treatments. For products that were filed prior to October/November 2005, there is a 10-year period of data protection under the centralized procedures and a period of either six or 10 years under the mutual recognition procedure (depending on the member state). In contrast to the U.S., patents in the EU are not listed with regulatory authorities. Generic versions of pharmaceutical products can be approved after data protection expires, regardless of whether the innovator holds patents covering its drug. Thus, it is possible that an innovator may be seeking to enforce its patents against a generic competitor that is already marketing its product. Also, the European patent system has an opposition procedure in which generic manufacturers may challenge the validity of patents covering innovator products within nine months of grant. In general, EU law treats chemically-synthesized drugs and biologically-derived drugs the same with respect to intellectual property and data protection. In addition to the relevant legislation and annexes related to biologic medicinal products, the EMA has issued guidelines that outline the additional information to be provided for biosimilar products, also known as generic biologics, in order to review an application for marketing approval.
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
We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business, including, for example, an agreement with ALS Biopharma and Fox Chase Chemical Diversity Center, Inc., pursuant to which we were assigned intellectual property rights relating to troriluzole, a license agreement with Yale University, pursuant to which we were granted certain patent rights to develop and commercialize riluzole-based products, another license agreement with Yale University pursuant to which we acquired exclusive, worldwide rights to Yale's intellectual property directed to its MoDE platform, a license agreement with Highlightll, pursuant to which we were granted exclusive rights to develop and commercialize Highlightll’s brain penetrant dual TYK2/JAK1 inhibitor program, a license agreement with Bristol-Myers Squibb, pursuant to which we were granted exclusive rights to develop and commercialize taldefgrobep alfa, and a license agreement with KU Leuven, pursuant to which we were granted an exclusive license to develop and commercialize the TRPM3 antagonist platform. We may enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations, such as non-compete periods for certain collaboration targets and rights of first negotiation for development of certain programs. Typically, in our licenses, we have control over the filing, prosecution, maintenance and enforcement of the licensed intellectual property. However, in some cases, we do not control prosecution of the licensed intellectual property, or do not have the first right to enforce such intellectual property. In those cases, we may not be able to adequately influence patent prosecution or enforcement, or prevent inadvertent lapses of coverage due to failure to pay maintenance fees.
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

Additionally, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including date concerning health, is subject to the EU General Data Protection Regulation, or GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing data concerning health and other sensitive data, obtaining consent of the individuals to whom the personal data relates to process their personal data, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global turnover, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
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
We have expanded and expect to further expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
As our clinical development progresses, we have experienced and expect to continue to experience growth in the number of our employees and the scope of our operations, particularly in the areas of clinical operations, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Our share price has been and may continue to be volatile, and in the past companies that have experienced volatility in the market price of their shares have been subject to securities class action litigation. This risk is especially relevant for us because biotechnology companies have experienced significant share price volatility in recent years. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Defending against litigation is costly and time-consuming, and could divert our management’s attention and resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a negative effect on the market price of our common shares. Any of the foregoing could seriously harm our business.
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
•failure to attract or retain key personnel;
•sales of our common shares, including sales by our directors and officers or specific shareholders;
•general market or regulatory conditions in the pharmaceutical industry or in the economy as a whole;
•other events and factors, many of which are beyond our control; and
•other factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.
These and other market and industry factors have caused and may in the future cause the market price and demand for our securities to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their common shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our common shares.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our common shares and our trading volume could decline.
The trading market for our common shares depends in part on the research and reports that securities or industry analysts publish about us or our business. Equity research analysts may elect not to initiate, and our current equity research analysts may not elect to continue to provide research coverage of our common shares, and such lack of research coverage may adversely affect the market price of our common shares. We do not have any control over the analysts or the content and opinions included in their reports. The price of our shares could decline if one or more equity research analysts downgrade our shares or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our shares could decrease, which in turn could cause our share price or trading volume to decline.
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
We are a BVI business company limited by shares and the holders of our common shares may have fewer protections as a shareholder of our company, because judicial precedent regarding the rights of shareholders is more limited under BVI law than that under U.S. law.
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
Under current law, we expect to be treated as a non-U.S. corporation for U.S. federal income tax purposes. The tax laws applicable to our business activities, however, are subject to change and uncertain interpretation. Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in jurisdictions in which we do business. Our actual tax rate may vary from our expectation and that variance may be material. A number of factors may increase our future effective tax rates, including: (1) the jurisdictions in which profits are determined to be earned and taxed; (2) the resolution of issues arising from any future tax audits with various tax authorities; (3) changes in the valuation of our deferred tax assets and liabilities; (4) our ability to use net operating loss carryforwards to offset future taxable income and any adjustments to the amount of the net operating loss carryforwards we can utilize; and (5) changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles. We may also become subject to income, withholding or other taxes in jurisdictions by reason of our activities and operations, and it is possible that taxing authorities in such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. In particular, the Organization for Economic Co-operation and Development and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) has put forth two proposals—Pillar One and Pillar Two—that revise the existing profit allocation and nexus rules and ensure a minimal level of taxation, respectively. On December 12, 2022, the European Union member states agreed to implement the Inclusive Framework’s global corporate minimum tax rate of 15%, and various countries (both within and outside the European Union) have enacted new law implementing Pillar Two or have draft legislation proposed for adoption. The OECD continues to release additional guidance on the two-pillar framework, with widespread implementation anticipated in 2024. We are continuing to evaluate the potential impact on future periods of the Inclusive Framework, pending legislative adoption by individual countries, which could have an adverse impact on our effective tax rate, income tax expense and cash flows.

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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. Our cybersecurity program is aligned with industry standards and best practices, such as the National Institute of Standards and Technology Cybersecurity Framework. Our measures to prevent, detect and mitigate cyber threats include training for employees, multi-factor authentication, backup servers, threat monitoring, periodic strategy review and penetration testing performed by a third-party advisory firm, and coverage under an information security risk insurance policy. Third-party suppliers are pre-screened as part of our vendor onboarding process to evaluate their cybersecurity programs and assess risk. As a part of our pre-screening process, we evaluate each vendor's overall cybersecurity risk profile relative to the services they provide for the Company, including questions relating to cybersecurity insurance, security operations and access and management of our data. Cybersecurity incidents involving third-party supplier systems are evaluated for their impact on the Company and managed through our cyber incident management process. In addition, our employees are required to complete an annual cybersecurity training managed through our internal compliance training system.
Governance
The Board recognizes the importance of cybersecurity in maintaining the trust and confidence of our stakeholders, patients and employees. Our Audit Committee is central to the Board's oversight of cybersecurity and bears the primary responsibility for overseeing risks associated with our information systems and technology, including cybersecurity.
Our Chief Technology Officer ("CTO") is tasked with updating the Board and Audit Committee on cybersecurity risks. Our CTO provides comprehensive briefings to our Audit Committee on a quarterly basis regarding our strategy for managing and mitigating cybersecurity and technology-related risks. Our CTO also provides such comprehensive briefings to the Board on an annual basis. Our CTO has been in the position for over four years and has over three decades of industry experience focusing on large scale business transformations leveraging technology, cybersecurity, and technical operations excellence. Our CTO has held various senior technology leadership roles at other companies prior to joining the Company.
Cybersecurity Risks
Although cybersecurity risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we are subject to various cybersecurity risks, which could, in the future, be material. For more information about the cybersecurity risks we face, see the risk factor entitled "Our business and operations may be materially adversely affected in the event of computer system failures or security breaches" in Item 1A, "Risk Factors."

Item 2.    Properties
Our U.S. headquarters is located in New Haven, Connecticut. Details of our leased and owned facilities, which include our U.S. headquarters and consist of office, lab, research, chemistry, and discovery facilities, are as follows:

Location	Type	Approximate Square Feet	Lease Expiration
New Haven, Connecticut	Office Space	66,000	N/A
Cambridge, Massachusetts	Office & Lab Space	27,000	October, 2032
Yardley, Pennsylvania	Office Space	21,000	September, 2027
Pittsburgh, Pennsylvania	Office & Research Space	20,000	October, 2025
Dublin, Ireland	Office Space	6,000	April, 2027
West Palm Beach, Florida	Office Space	5,000	December, 2034
New Haven, Connecticut	Chemistry & Discovery Facilities	3,500	February, 2028
New Haven, Connecticut	Vivarium & Office Space	2,000	November, 2028
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
Dec 2024
Biohaven Ltd.
S&P 500
S&P Biotechnology

_______________________________________________________________________________
* $100 invested on October 4, 2022 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Shareholders
As of February 28, 2025, there were 51 shareholders of record of our common shares. The actual number of holders of our common shares is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid dividends on our share capital. We do not expect to pay any cash dividends on our common shares in the foreseeable future. All decisions regarding the payment of dividends will be made by our Board of Directors from time to time in accordance with applicable law.
Recent Sales of Unregistered Securities
FGFR3 Agreement with GeneQuantum Healthcare Co. Ltd. and Aimed Bio, Inc.
In December 2024, we entered into the FGFR3 Agreement with GeneQuantum and Aimed Bio pursuant to which we obtained the exclusive rights to develop and commercialize GeneQuantum's and Aimed Bio's joint research FGFR3 ADC program. As consideration for the agreement, we were obligated to pay an upfront payment of 222,119 common shares valued at approximately $8.6 million as of the effective date, which were issued in January 2025.

The foregoing issuance and sale of our common shares in connection with the execution of the FGFR3 Agreement have not been registered under the Securities Act of 1933 (the “Securities Act”) or any state securities laws. We have relied on the exemption from the registration requirements of the Securities Act under Section 4(a)(2) thereof, for a transaction by an issuer not involving any public offering.

Merus Agreement
In January 2025, we entered into a research collaboration and license agreement with Merus N.V. ("Merus") to co-develop three novel dual-targeting ADCs, leveraging Merus’ Biclonics® technology platform, and our next-generation ADC conjugation and payload platform technologies (the "Merus Agreement"). As consideration for the agreement, we were obligated to pay an upfront payment of 132,700 common shares valued at approximately $5.0 million as of the effective date, which were issued in February 2025.
The foregoing issuance and sale of our common shares in connection with the execution of the Merus Agreement have not been registered under the Securities Act of 1933 (the “Securities Act”) or any state securities laws. We have relied on the exemption from the registration requirements of the Securities Act under Section 4(a)(2) thereof, for a transaction by an issuer not involving any public offering.
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
Item 6.    Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, or this Annual Report. Discussions of 2022 items and year-to-year comparisons between the years ended December 31, 2023 and 2022 that are not included in this Form 10-K can be found within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. "Risk Factors" and under "Cautionary Note Regarding Forward-Looking Statements" in this Annual Report.
Overview
We are a biopharmaceutical company focused on the discovery, development, and commercialization of life-changing treatments in key therapeutic areas, including immunology, neuroscience, and oncology. We are advancing our innovative portfolio of therapeutics, leveraging our proven drug development experience and multiple proprietary drug development platforms. Our extensive clinical and preclinical programs include Kv7 ion channel modulation for epilepsy and mood disorders; extracellular protein degradation for immunological diseases; TRPM3 antagonism for migraine and neuropathic pain; TYK2/JAK1 inhibition for neuroinflammatory disorders; glutamate modulation for OCD and SCA; myostatin inhibition for neuromuscular and metabolic diseases, including SMA and obesity; and antibody recruiting bispecific molecules and ADCs for cancer.
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
Prior to the Separation, the historical combined financial statements of the Company were prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of the Former Parent. The financial statements for all periods presented, including the historical results of the Company prior to October 3, 2022, are now referred to as "Consolidated Financial Statements." Our financial statements are presented in conformity with generally accepted accounting principles in the United States ("GAAP").
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
Agreements with the Former Parent
We had entered into a Distribution Agreement and various other agreements relating to transition services, licenses and certain other matters with the Former Parent. These agreements govern our relationship with the Former Parent and include the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to, at and after the Separation. For additional information regarding these agreements, see Note 13, "Related Party Transactions," of the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.
Recent Developments
The following is a summary of key developments affecting our business in 2024 (excluding updates to our programs, which are discussed in "Item 1. Business" included in this Annual Report on Form 10-K):
Amendment to Knopp Purchase Agreement
In May 2024, we entered into an amendment to the Purchase Agreement with Knopp (the “Knopp Amendment”). Under the Knopp Amendment, the parties thereto agreed to replace the scaled high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for BHV-7000 and the pipeline programs. The parties also agreed to reduce the success-based payments payable under the Purchase Agreement by removing all commercial sales-based milestones, which were up to $562.5 million, and reducing the developmental and regulatory milestones, which were up to $575 million, to up to $210 million based on regulatory approvals in the United States and EMEA for BHV-7000 ($25 million of which has already been paid) and up to an additional $60 million based on regulatory approval in the United States for the other Kv7 pipeline programs. We retain the ability to pay these contingent milestone payments in cash or in Biohaven Shares at our election.
In consideration of the revisions to the success-based payment and royalty payment obligations, we agreed to issue to Knopp 1,872,874 Biohaven Shares, valued at approximately $75 million, through a private placement within 60 days of the date of execution of the Knopp Amendment (the “2024 Additional Consideration”) and additional Biohaven Shares with an approximate value of $75 million within 60 days of the first anniversary of execution of the Knopp Amendment (the “2025 Additional Consideration”). We also gave Knopp the option to request a one-time cash true-up payment from us in December 2024 in the event that Knopp continued to hold the Biohaven Shares representing the 2024 Additional Consideration and the value of such shares has declined, and a one-time cash true-up payment from us in December 2025 in the event that Knopp continues to hold the Biohaven Shares representing the 2025 Additional Consideration and the value of such shares has declined, in each case, subject to certain conditions. In May 2024, we issued the 2024 Additional Consideration at an approximate value of $66.0 million and the December 2024 cash true-up payment right subsequently expired.
As further consideration for the revisions to the success-based payment and royalty payment obligations in the Knopp Amendment, we issued to Knopp a warrant (the “Warrant”) to purchase 294,195 Biohaven Shares at a purchase price per share of $67.98, subject to certain specified development milestones and the Company achieving a specified market capitalization.
For further discussion of the Knopp Amendment, refer to Note 4, "Fair Value of Financial Assets and Liabilities", Note 6, "Shareholders' Equity, " and Note 10, " License, Acquisitions and Other Agreements" to the accompanying consolidated financial statements included in this Form 10-K.
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
We anticipate that our general and administrative expenses, including payroll and related expenses, will remain significant in the future as we continue to support our research and development activities and prepare for potential commercialization of our product candidates, if successfully developed and approved. We also anticipate increased expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure, and office-related costs, such as information technology costs, and certain costs to establish ourself as a standalone public company, as well as ongoing additional costs associated with operating as an independent, publicly traded company.
Other Income (Expense)
Other Income (Expense), Net
Other income (expense), net during the year ended December 31, 2024 primarily consists of changes in the fair value of our forward contract and derivative liabilities and net investment income.
The fair value of the forward contracts and derivative liabilities recognized in connection with the Knopp Amendment are determined using a Monte Carlo simulation of the Company's stock price over the respective duration and terms of each instrument being valued. Refer to Note 4, "Fair Value of Financial Assets and Liabilities" to the accompanying consolidated financial statements included in this Form 10-K for detail on valuation inputs and methodology. The fair value of these liabilities are recorded on the consolidated balanced sheets with changes in fair value recorded in other income (expense), net in the consolidated statements of operations.
Net investment income is comprised of interest income and net accretion and amortization on investments in addition to realized gains and losses. Refer to Note 3, "Marketable Securities," for further discussion of our investments.
Other income (expense), net during the year ended December 31, 2023 primarily consisted of net investment income and service revenue from the Transition Service Agreement we entered into with the Former Parent. Refer to Note 13, "Related Party Transactions," for further discussions of agreements entered into with the Former Parent.
Provision (Benefit) for Income Taxes
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
We have historically outsourced all of the research and clinical development for our programs under a master services agreement with Biohaven Pharmaceuticals, Inc. ("BPI"). As a result of providing services under this agreement, BPI was profitable during the years ended December 31, 2024, 2023, and 2022. A similar arrangement is also in place for our subsidiary, Biohaven Biosciences Ireland Limited ("BBIL"). Both Companies are subject to taxation in the United States and Ireland, respectively. As such, in each reporting period, the tax provision includes the effects of the results of operations of BPI and BBIL.
At December 31, 2024 and 2023, we continued to maintain a full valuation allowance against our net deferred tax assets, comprised primarily of research and development tax credit carryforwards, and net operating loss carryforwards, based on management’s assessment that it is more likely than not that the deferred tax assets will not be realized.
Our income tax provision (benefit) primarily relates to the profitable operations of our subsidiaries in the United States and Ireland.

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
In thousands	2024	2023	Change
Operating expenses:
Research and development	$795,871	$373,281	$422,590
General and administrative	89,240	62,770	26,470
Total operating expenses	885,111	436,051	449,060
Loss from operations	(885,111)	(436,051)	(449,060)
Other income, net:
Other income, net	39,424	26,500	12,924
Total other income, net	39,424	26,500	12,924
Loss before provision (benefit) for income taxes	(845,687)	(409,551)	(436,136)
Provision (benefit) for income taxes	735	(1,383)	2,118
Net loss	$(846,422)	$(408,168)	$(438,254)
Research and Development Expenses

	Year Ended December 31,
In thousands	2024	2023*		Change

Direct research and development expenses by program:
BHV-4157 (Troriluzole)	$63,983	$73,080		$(9,097)
BHV-2000 (Taldefgrobep Alfa)	59,710	40,870		18,840
BHV-7000 & BHV-7010 (Kv7)	136,422	47,327		89,095
BHV-2100 (TRPM3)	29,044	12,865		16,179
BHV-8000 (TYK2/JAK1)	12,697	39,025	*	(26,328)
BHV-1300 (IgG Degrader)	30,078	22,239		7,839
BHV-1310 (IgG Degrader)	13,341	1,962		11,379
BHV-1400 (IgA Degrader)	19,572	1,810		17,762
BHV-1600 (β1-AR AAB Degrader)	14,650	254		14,396
BHV-1510 (Trop2)	28,540	—		28,540
BHV-1530 (FGFR3)	14,554	—		14,554
Knopp amendment expense	171,850	—		171,850
Other programs	2,821	5,615		(2,794)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	116,238	76,043		40,195
Preclinical research programs	57,181	35,911		21,270
Other	25,190	16,280		8,910
Total research and development expenses	$795,871	$373,281		$422,590
*Certain prior year amounts have been reclassified to conform to current year presentation
R&D expenses, including non-cash share-based compensation costs, were $795.9 million for the year ended December 31, 2024, compared to $373.3 million for the year ended December 31, 2023. The increase of $422.6 million was largely due to non-cash expense of $171.9 million paid to Knopp for a milestone and royalty buyback related to the BHV-7000 and broader Kv7 platform that was recognized during the three months ended June 30, 2024 (the buyback reduced our potential future milestone payments by $867.5 million, and replaced the scaled high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for the Kv7 programs). See further discussion of the Knopp Amendment included in Note 10, "License, Acquisitions and Other Agreements" to the

consolidated financial statements included in this Form 10-K. The increase in expense was also related to advancing our clinical platforms including four phase 3 starts and one phase 2 start for BHV-7000, follow-on Kv7 assets, preclinical research programs, and increases in direct program spend for additional and advancing multiple clinical development programs in 2024, as compared to the same period in the prior year. The increase was also due to a $40.2 million increase in personnel costs, primarily due to increased non-cash share based compensation expense and increased headcount to support our expanding clinical and preclinical research programs. The $28.5 million increase in expense for BHV-1510 was primarily due to the Pyramid Acquisition, which resulted in $10.9 million non-cash of expense recorded to R&D during the year ended December 31, 2024, a $1.5 million milestone payment which became due during the first quarter of 2024, and a $5.7 million non-cash milestone payment which became due during the first quarter of 2024. The $14.6 million increase in BHV-1530 was related to an upfront cash payment of $6.0 million and non-cash issuance of common shares valued at $8.6 million issuable to GeneQuantum and Aimed Bio for a development and license agreement entered into in the fourth quarter of 2024. These increases were partially offset by a decrease of $26.3 million related to BHV-8000, primarily due to one-time expenses of $31.8 million to acquire rights related to our Highlightll Agreement incurred during the year ended December 31, 2023. Refer to Note 10, "License, Acquisitions and Other Agreements" to the consolidated financial statements included in this Form 10-K for further discussion of the Highlightll Agreement.
Non-cash share-based compensation expense was $42.6 million for the year ended December 31, 2024, an increase of $26.6 million as compared to the same period in 2023. Non-cash share-based compensation expense was higher in the year ended December 31, 2024 primarily due to our annual equity incentive awards granted in the fourth quarter of 2023 and first quarter of 2024.
General and Administrative Expenses
G&A expenses, including non-cash share-based compensation costs, were $89.2 million for the year ended December 31, 2024, compared to $62.8 million for the year ended December 31, 2023. The increase of $26.5 million was primarily due to increased non-cash share-based compensation costs and increased legal costs.
Non-cash share-based compensation expense was $29.4 million for the year ended December 31, 2024, an increase of $16.6 million as compared to the same period in 2023. Non-cash share-based compensation expense was higher in 2024 primarily due to our annual equity incentive awards being partially granted in the fourth quarter of 2023 with a greater portion granted in the first quarter of 2024, partially offset by the subsequent year annual equity incentive awards being granted in the first quarter of 2025 and no partial grants from such annual equity incentive awards in the fourth quarter of 2024.
Other Income (Expense), Net
Other income (expense), net was other income of $39.4 million for the year ended December 31, 2024, compared to other income, net of $26.5 million for the year ended December 31, 2023. The increase of $12.9 million in other income (expense), net was primarily related to non-cash changes in the fair value of our forward contract and derivative liabilities recorded in connection with the Knopp Amendment of $17.8 million as well as increased investment income. The increases were partially offset by a decrease of $9.2 million in other income recognized during the year ended December 31, 2024 as compared to the same period in 2023 related to the Transition Services Agreement entered into with the Former Parent. See Note 4, "Fair Value of Financial Assets and Liabilities" and Note 10, "License, Acquisitions and Other Agreements" to the accompanying consolidated financial statements included in this Form 10-K for discussion of the forward contract and derivative liabilities recorded in connection with the Knopp Amendment.
Provision (Benefit) for Income Taxes
We recorded a provision for income taxes of $0.7 million for the year ended December 31, 2024, compared to a benefit for income taxes of $1.4 million for the year ended December 31, 2023. The change in income tax expense for the for the year ended December 31, 2024 as compared to 2023 was primarily attributable to our adoption of the guidance contained in a Notice of Proposed Rule Making issued during the third quarter of 2023 by the United States Internal Revenue Service ("the Notice").
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

Through March 3, 2025, we have funded our operations primarily with funding from the Former Parent, proceeds from the sale of its common shares, and the cash contribution received from the Former Parent at the Separation. The Company has incurred recurring losses since its inception and expects to continue to generate operating losses for the foreseeable future.
As of December 31, 2024, we had cash and cash equivalents of $99.1 million and marketable securities of $386.9 million. Cash in excess of immediate requirements is invested in marketable securities and money market funds with a view to liquidity and capital preservation. We continuously assess our working capital needs, capital expenditure requirements, and future investments or acquisitions.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
In thousands	2024	2023
Net cash used in operating activities	$(582,453)	$(331,725)
Net cash (used in) provided by investing activities	(244,974)	129,830
Net cash provided by financing activities	677,774	211,908
Effect of exchange rate changes on cash and cash equivalents and restricted cash	75	(497)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(149,578)	$9,516
Operating Activities
Net cash used in operating activities was $582.5 million in 2024 and $331.7 million in 2023. The $250.7 million increase in net cash used in operating activities in 2024 was driven primarily by an increase in R&D spending to advance our clinical platforms including four Phase 3 starts and one Phase 2 start for BHV-7000, follow-on Kv7 assets, preclinical research programs, and increases in direct program spend for additional and advancing multiple clinical development programs in 2024, as compared to the prior year. The increase in net cash used in operating activities in 2024 was also due to an increase in personnel costs primarily due to increased headcount to support our expanding clinical and preclinical research programs and an increase in legal costs. The increases in costs were partially offset by an increase in investment income.
Investing Activities
Net cash used in investing activities was $245.0 million in 2024, and net cash provided by investing activities was $129.8 million in 2023. The $374.8 million increase in net cash used in investing activities in 2024 was driven primarily by an increase in purchases of marketable securities with cash in excess of immediate requirements, partially offset by an increase in maturities of marketable securities (see Note 3, "Marketable Securities," to the Consolidated Financial Statements), as compared to the prior year.
Financing Activities
Net cash provided by financing activities was $677.8 million in 2024 and $211.9 million in 2023. The $465.9 million increase in net cash provided by financing activities in 2024 was driven primarily by an increase in proceeds from the issuance of common shares from our April 2024 and October 2024 public equity offerings and at-the-market sales of common shares in connection with our Equity Distribution Agreement in 2024, as compared to the prior year.
2024 Public Offerings
On April 22, 2024, we closed an underwritten public offering of 6,451,220 of our common shares, which included the exercise in full of the underwriters' option to purchase additional shares, at the price of $41.00 per share. The net proceeds raised in the offering, after deducting underwriting discounts and expenses of the offering payable by us, were approximately $247.8 million. We intend to use the net proceeds received from the offering for general corporate purposes.
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
As of December 31, 2024, we sold and issued 4,248,588 common shares under the Equity Distribution Agreement, as amended, for total net proceeds of approximately $146.3 million. As of December 31, 2024, additional common shares having an aggregate offering price of up to $300.0 million remain available to be issued.
Knopp Amendment
In May 2024, we entered into the Knopp Amendment which reduced our milestone payments by $867.5 million and replaced the high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for our Kv7 programs. As consideration, we agreed to issue to Knopp the 2024 Additional Consideration and 2025 Additional Consideration, both non-cash common share payments, as well as agreed to one-time cash true-ups for both the 2024 Additional Consideration and 2025 Additional Consideration.
On May 30, 2024, we issued 1,872,874 common shares valued at $66.0 million to Knopp to settle the forward contract liability related to the 2024 Additional Consideration and recognized a non-cash gain of $9.2 million on settlement. In addition, the 2024 Additional Consideration True-up was considered settled as of December 2024, with no cash payment due upon expiration. The Company recognized a gain related to the 2024 Additional Consideration True-Up of $15.5 million. We expect to issue the common shares representing the 2025 Additional Consideration on or before June 30, 2025, in accordance with the Knopp amendment.
In the event that Knopp continues to hold the shares of our common shares representing the 2025 Additional Consideration on December 1, 2025 and the Market Price declines relative to the respective Reference Price, both as defined in the agreement, we would be responsible for a cash payment equal to the difference.
Knopp Warrant
As further consideration for the revisions to the success-based payment and royalty payment obligations in the Knopp Amendment, we issued to Knopp a warrant to purchase 294,195 of our common shares with a purchase price of $67.98, subject to certain specified development milestones and the Company achieving a specified market capitalization.
As of December 31, 2024, the vesting conditions have not been met and the warrant is still outstanding.
2023 Public Offering
In October 2023, the Company completed an underwritten public offering of 11,761,363 of its common shares, including the exercise in full of the underwriters' option to purchase additional common shares, at a price to the public of $22.00 per share. The net proceeds raised in the offering, after deducting underwriting discounts and expenses of the offering payable by the Company, were approximately $242.4 million, which are being used for general corporate purposes.
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
We expect that our cash, cash equivalents and marketable securities, as of the date of this Annual Report on Form 10-K, will be sufficient to fund operating and financial commitments, and other cash requirements for at least one year after the issuance date of these financial statements.To execute our business plans, we will require funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales or royalties, if ever, we expect to finance our operations through the sale of public or private equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. We may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of our shareholders. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.
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

Contractual Obligations and Commitments
The following table summarizes certain estimated future obligations by period under our various contractual obligations as of December 31, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
In thousands	Total	2025	2026-2027	2028-2029	Thereafter

Operating leases(1)	$49,305	$6,135	$12,027	$10,811	$20,332
Purchase obligations:
Research commitments(2)	53,364	53,364		—	—
Total	$102,669	$59,499	$12,027	$10,811	$20,332
(1)    Refer to Note 11, "Commitments and Contingencies," to the consolidated financial statements included in this 10-K for additional information on future minimum rental commitments under non-cancelable operating leases.
(2)    Research commitments are primarily CRO agreements that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. For obligations with cancellation provisions, the amounts included in the preceding table are limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. In addition to the amounts above, as of December 31, 2024, the Company had remaining maximum research commitments of approximately $1,750, which are variable based on number of trial participants and contingent upon the achievement of certain milestones of the clinical trials covered under the agreements. Since the achievement of these milestones is uncertain and the timing unpredictable, the Company did not include the additional research commitments in the table above. If all related milestones are achieved, the Company expects these amounts to be paid over approximately one year.
In addition to the contractual obligations in the table above, under various agreements with third-party licensors and collaborators, we have agreed to make milestone payments and pay royalties and annual maintenance fees to third parties and to meet due diligence requirements based upon specified milestones. We have not included any contingent payment obligations, such as milestones, royalties, or due diligence, in the table above as the amount, timing and likelihood of such payments are not known. We have not included any of the annual license maintenance fee payments in the above table, as although the amount and timing are known, we cannot currently determine the final termination dates of the agreements and, as a result, we cannot determine the total amounts of such payments we will be required to make under the agreements. We do not anticipate making material annual license maintenance payments related to our license agreements in the next 12 months. For additional details on contingent milestone and royalty payments, see Note 10, "License, Acquisitions and Other Agreements", to the Consolidated Financial Statements.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risks
Foreign Currency Translation
Our operations include activities in countries outside the U.S. As a result, our financial results are impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we operate. Our monetary exposures on our consolidated balance sheets were immaterial to our financial position as of December 31, 2024 and 2023.
We do not engage in any hedging activities against changes in foreign currency exchange rates.
Interest Rate Risk
As of December 31, 2024, our excess cash balances were invested in short-term money market funds and short-term debt securities issued by the United States government. We seek to diversify our investments and limit the amount of investment concentrations for individual corporate institutions, maturities and investment types. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Based on the type and duration of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1.00%, the fair value of our investment portfolio would (decrease) increase by approximately $1.0 million and $1.0 million, respectively. For further discussion of our investments in marketable securities, refer to Note 3, "Marketable Securities," of the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.
We do not engage in any hedging activities against changes in interest rates.

Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash, cash equivalents, and short-term debt securities. The Company maintains a portion of its cash deposits in government insured institutions in excess of government insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and have not experienced any losses on such accounts. The Company's cash management policy permits investments in U.S. federal government and federal agency securities, corporate bonds or commercial paper, supranational and sovereign obligations, certain qualifying money market mutual funds, certain repurchase agreements, and places restrictions on credit ratings, maturities, and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash in excess of government insured limits and in the event of default by corporations and governments in which it holds investments in cash equivalents and short-term debt securities, to the extent recorded on the consolidated balance sheet.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2024.

Report of Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP., an independent registered public accounting firm, as stated in their report, which is included below.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Biohaven Ltd.
Opinion on Internal Control Over Financial Reporting
We have audited Biohaven Ltd.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Biohaven Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 3, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Boston, Massachusetts
March 3, 2025

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
During the year ended December 31, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2025 Annual Meeting of Shareholders (the "2025 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10‑K. Only those sections of the 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information that will be contained in our 2025 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Insider Trading Policy," "Election of Directors," and "Executive Officers."
Item 11.    Executive Compensation
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2025 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2025 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2025 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."
Item 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2025 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

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

2.4	#
Amendment to Membership Interest Purchase Agreement, dated as of May 1, 2024, by and among the Company, BTL, BPI and Knopp (incorporated by reference to Exhibit 2.1 to the Company's Form 10-Q (File No. 001-41477) filed on August 9, 2024).

3.1
Amended & Restated Memorandum and Articles of Association of Biohaven Ltd. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-41477) filed on October 3, 2022).

4.1	#	Warrant, dated as of May 1, 2024, by and between the Company and Knopp (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q (File No. 001-41477) filed on August 9, 2024).
10.1	#
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

10.9	+	2022 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to Company’s Registration Statement on Form S-8 filed on October 11, 2022).
10.10	+
Form of Restricted Share Unit Grant Notice and Restricted Share Unit Award Agreement under 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company's Form 10 (File No. 001-41477) filed on September 7, 2022).

10.11	+
Form of Share Option Grant Notice and Share Option Agreement under 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company's Form 10 (File No. 001-41477) filed on September 7, 2022).

10.12	+	2022 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.3 to Company’s Registration Statement on Form S-8 filed on October 11, 2022).
10.13	+	Form of Employment Agreement by and between Biohaven Ltd. and Vladimir Coric (incorporated by reference to Exhibit 10.16 to the Company's Form 10 (File No. 001-41477) filed on September 7, 2022).
10.14	+	Form of Employment Agreement by and between Biohaven Ltd. and Matthew Buten (incorporated by reference to Exhibit 10.17 to the Company's Form 10 (File No. 001-41477) filed on September 7, 2022).
10.15	+
Amended and Restated Offer of Employment, by and between Biohaven Pharmaceuticals, Inc. and Bruce Car (Incorporated by reference to Exhibit 10.18 to the Company's Form 10-K (File No. 001-41477) filed on March 23, 2023).

10.16	#
Development and License Agreement, dated as of March 21, 2023, by and between Hangzhou Highlightll Pharmaceutical Co. Ltd. and Biohaven Therapeutics LTD. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q (File No. 001-41477) filed on May 12, 2023).

10.17	#
Amendment to Development and License Agreement dated March 21, 2023, dated as of April 14, 2023, by and between Hangzhou Highlightll Pharmaceutical Co. Ltd. and Biohaven Therapeutics LTD. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q (File No. 001-41477) filed on May 12, 2023).

10.18	+
Form of Nonstatutory Share Option Grant Notice (Early Exercise) and Share Option Agreement under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q (File No. 001-41477) filed on May 12, 2023).

10.19	+
Form of Amendment to Share Option Grant Notice and Option Agreement under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q (File No. 001-41477) filed on May 12, 2023).

10.20	#
Second Amendment to Development and License Agreement dated March 21, 2023, dated as of December 10, 2023, by and between Hangzhou Highlightll Pharmaceutical Co. Ltd. and Biohaven Therapeutics LTD. (Incorporated by reference to Exhibit 10.22 to the Company's Form 10-K (File No. 001-41477) filed on February 29, 2024).

19		Insider Trading Policy.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP.
24.1		Power of Attorney (contained on signature page hereto).
31.1		Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2		Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1	*	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.
97		Incentive Compensation Recovery Policy (Incorporated by reference to Exhibit 97 to the Company's Form 10-K (File No. 001-41477) filed on February 29, 2024).
101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vi) Cover Page, tagged as blocks of text.

104		The cover page from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).
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
Dated: March 3, 2025
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

Signature	Title	Date

/s/ VLAD CORIC, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2025
Vlad Coric, M.D.
/s/ MATTHEW BUTEN	Chief Financial Officer (Principal Financial Officer)	March 3, 2025
Matthew Buten
/s/ GEORGE C. CLARK	Chief Accounting Officer (Principal Accounting Officer)	March 3, 2025
George C. Clark
/s/ GREGORY H. BAILEY, M.D.	Director	March 3, 2025
Gregory H. Bailey, M.D.
/s/ JOHN W. CHILDS	Director	March 3, 2025
John W. Childs
/s/ JULIA P. GREGORY	Director	March 3, 2025
Julia P. Gregory
/s/ MICHAEL HEFFERNAN	Director	March 3, 2025
Michael Heffernan
/s/ ROBERT J. HUGIN	Director	March 3, 2025
Robert J. Hugin
/s/ KISHEN MEHTA	Director	March 3, 2025
Kishen Mehta
/s/ IRINA ANTONIJEVIC	Director	March 3, 2025
Irina Antonijevic

Biohaven Ltd.
Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Biohaven Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Biohaven Ltd. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2025 expressed an unqualified opinion thereon.
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

Accrued and Prepaid Research and Development Expenses
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company estimates its accrued and prepaid research and development expenses based on the estimated level of effort expended each period. As of December 31, 2024, the Company recorded prepaid expenses of $49.4 million which included prepayment for certain clinical trial costs and recorded $38.4 million for accrued clinical trial costs.

Auditing management’s accounting for accrued and prepaid research and development expenses was challenging in the context of our audit due to the estimation required by management to determine the cost incurred for the services rendered on or prior to the balance sheet date for preclinical development activities, preclinical and clinical studies and drug substance and drug product formulation for preclinical and clinical trial material. The Company has contracts with multiple clinical research organizations (“CROs”) that conduct and manage studies on its behalf, as well as contract manufacturing organizations (“CMOs”) that perform manufacturing activities. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows during the period.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of relevant controls over the Company’s accrued and prepaid research and development expenses, including controls over the determination of costs incurred to date and the completeness and accuracy of the data used in determining prepaid and accrued research and development expenses estimate.

To evaluate the completeness, measurement and valuation of the accrued and prepaid research and development expenses, our audit procedures included, among others, reading certain contracts with CROs and CMOs to evaluate the financial and other relevant contractual terms, testing the accuracy and completeness of the underlying data used by management to estimate the recorded balances, and testing the mathematical accuracy of the calculation of the accrued or prepaid balances. We also evaluated management’s estimates of costs incurred to date for a sample of clinical trials and manufacturing efforts by making direct inquiries of the Company’s research and development personnel who oversee the research and development program. Further, we requested direct confirmation of total contract value, costs incurred, amounts invoiced, invoices unpaid and expected service period as of December 31, 2024, from a sample of CROs and CMOs. To evaluate the completeness of the accrued research and development expenses we also examined invoices received from a sample of vendors and a sample of cash disbursements made to third-party service providers subsequent to December 31, 2024, to the extent such invoices were received, or payments were made prior to the date that the financial statements were issued.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2022.
Boston, Massachusetts
March 3, 2025

BIOHAVEN LTD.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$99,134	$248,402
Marketable securities	386,857	133,417
Prepaid expenses	49,376	35,242
Income tax receivable	2,597	13,252
Other current assets	508	12,133
Total current assets	538,472	442,446
Property and equipment, net	17,320	17,191
Intangible assets	18,400	18,400
Goodwill	1,390	1,390
Other non-current assets	39,525	33,785
Total assets	$615,107	$513,212
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$18,029	$15,577
Accrued expenses and other current liabilities	51,487	39,846
Forward contract and derivative liability	84,710	—
Total current liabilities	154,226	55,423
Non-current operating lease liability	32,782	27,569
Other non-current liabilities	4,663	2,245
Total liabilities	191,671	85,237
Commitments and contingencies (Note 11)
Shareholders' Equity:
Preferred shares, no par value; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common shares, no par value; 200,000,000 shares authorized as of December 31, 2024 and 2023; 101,221,989 and 81,115,723 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,656,702	887,528
Additional paid-in capital	112,369	39,804
Accumulated deficit	(1,345,714)	(499,292)
Accumulated other comprehensive income (loss)	79	(65)
Total shareholders' equity	423,436	427,975
Total liabilities and shareholders' equity	$615,107	$513,212

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Operating expenses:
Research and development	$795,871	$373,281	$437,072
General and administrative	89,240	62,770	130,860
Total operating expenses	885,111	436,051	567,932
Loss from operations	(885,111)	(436,051)	(567,932)
Other income (expense):
Other income (expense), net	39,424	26,500	(1,909)
Total other income (expense), net	39,424	26,500	(1,909)
Loss before provision (benefit) for income taxes	(845,687)	(409,551)	(569,841)
Provision (benefit) for income taxes	735	(1,383)	438
Net loss	$(846,422)	$(408,168)	$(570,279)
Net loss per share — basic and diluted	$(9.28)	$(5.73)	$(12.75)
Weighted average common shares outstanding—basic and diluted	91,234,337	71,200,527	44,741,316

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(846,422)	$(408,168)	$(570,279)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	78	(497)	429
Net unrealized gain (loss) related to available-for-sale debt securities	66	148	(145)
Other comprehensive income (loss)	144	(349)	284
Comprehensive loss	$(846,278)	$(408,517)	$(569,995)

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in thousands, except share amounts)

	Common Shares
	Shares	Amount	Net Investment from Former Parent	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balances as of December 31, 2021	—	$—	$34,691	$—	$—	$—	$34,691
Net loss	—	—	(479,155)	—	(91,124)	—	(570,279)
Net transfers from Former Parent, including separation related adjustments	—	—	776,630	—	—	—	776,630
Issuance of common shares in connection with the Separation and reclassification of Net investment from Former Parent	39,375,944	332,166	(332,166)	—	—	—	—
Issuance of common shares, net of offering costs	28,750,000	282,804	—	—	—	—	282,804
Issuance of common shares under 2022 Equity Incentive Plan	64,535	772	—	(321)	—	—	451
Non-cash share-based compensation expense	—	—	—	14,189	—	—	14,189
Other comprehensive income	—	—	—	—	—	284	284
Balances as of December 31, 2022	68,190,479	615,742	—	13,869	(91,124)	284	538,771
Net loss	—	—	—	—	(408,168)	—	(408,168)
Issuance of common shares, net of offering costs	11,761,363	242,425	—	—	—	—	242,425
Issuance of common shares as payment for license agreement	721,136	21,814	—	—	—	—	21,814
Issuance of common shares under 2022 Equity Incentive Plan and employee share purchase plan	442,745	7,547	—	(2,852)	—	—	4,695
Non-cash share-based compensation expense	—	—	—	28,787	—	—	28,787
Other comprehensive loss	—	—	—	—	—	(349)	(349)
Balances as of December 31, 2023	81,115,723	887,528	—	39,804	(499,292)	(65)	427,975
Net loss	—	—	—	—	(846,422)	—	(846,422)
Issuance of common shares, net of offering costs	16,752,439	664,015	—	—	—	—	664,015
Issuance of common shares as payment for IPR&D asset	253,838	10,811	—	—	—	—	10,811
Issuance of common shares as payment under license and other agreements	1,970,261	71,627	—	—	—	—	71,627
Obligation to issue common shares as payment under license and other agreements	—	—	—	8,554	—	—	8,554
Issuance of common shares under 2022 Equity Incentive Plan and 2022 Employee Share Purchase Plan	1,129,728	22,721	—	(11,292)	—	—	11,429
Issuance of warrant as payment under license agreement	—	—	—	3,340	—	—	3,340
Non-cash share-based compensation expense	—	—	—	71,963	—	—	71,963
Other comprehensive income	—	—	—	—	—	144	144
Balances as of December 31, 2024	101,221,989	$1,656,702	$—	$112,369	$(1,345,714)	$79	$423,436
The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(846,422)	$(408,168)	$(570,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation	71,963	28,787	193,556
Acquisition of IPR&D asset	10,811	—	93,747
Impairment of Artizan preferred stock	—	—	10,000
Depreciation and amortization	7,855	6,912	1,386
Issuance of Former Parent common shares as payment for license and consulting agreements	—	—	1,779
Issuance of common shares as payment for license agreement	71,627	21,814	—
Obligation to issue common shares as payment for license agreements and other arrangements	8,554	—	—
Fair value of forward contract and derivative liabilities under license agreement	102,529	—	—
Change in fair value of forward contract and derivative liabilities	(17,819)	—	—
Issuance of warrant under license agreement	3,340	—	—
Other non-cash items	(11,702)	(5,683)	726
Changes in operating assets and liabilities:
Prepaid expenses, income tax receivable, and other current and non-current assets	8,043	27,176	(41,336)
Accounts payable	710	4,874	5,928
Accrued expenses and other current and non-current liabilities	8,058	(7,437)	6,804
Net cash used in operating activities	$(582,453)	$(331,725)	$(297,689)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	504,364	322,079	—
Proceeds from sales of marketable securities	—	4,920	—
Purchases of marketable securities	(745,680)	(194,121)	(259,716)
Purchases of property and equipment	(4,049)	(3,048)	(6,074)
Payment for IPR&D asset acquisition	—	—	(35,000)
Cash acquired from acquisition of IPR&D asset	391	—	—
Purchase of Artizan preferred stock	—	—	(4,000)
Net cash (used in) provided by investing activities	$(244,974)	$129,830	$(304,790)
Cash flows from financing activities:
Net transfers from Former Parent	—	—	449,130
Change in restricted cash due to Former Parent	—	(35,212)	35,212
Proceeds from issuance of common shares	666,165	243,225	283,804
Payments of issuance costs	(2,150)	(800)	(1,000)
Proceeds from issuance of common shares under 2022 Equity Incentive Plan and 2022 Employee Share Purchase Plan	11,501	4,695	451
Other financing activities, net	2,258	—	—
Net cash provided by financing activities	$677,774	$211,908	$767,597
Effect of exchange rates on cash, cash equivalents and restricted cash	75	(497)	429
Net (decrease) increase in cash, cash equivalents and restricted cash	(149,578)	9,516	165,547
Cash, cash equivalents and restricted cash at beginning of period	252,120	242,604	77,057
Cash, cash equivalents and restricted cash at end of period	$102,542	$252,120	$242,604
Supplemental disclosure of cash flow information:
Cash paid for interest	$125	$—	$—
Cash (received) paid for income taxes	$(10,444)	$(33,300)	$38,165
The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation
Biohaven Ltd. (“we,” “us," "our," "Biohaven" or the “Company”) was incorporated in Tortola, British Virgin Islands in May 2022. Biohaven is a biopharmaceutical company focused on the discovery, development, and commercialization of life-changing treatments in key therapeutic areas, including immunology, neuroscience, and oncology. The Company is advancing its innovative portfolio of therapeutics, leveraging its proven drug development experience and multiple, proprietary drug development platforms. Biohaven's extensive clinical and preclinical programs include Kv7 ion channel modulation for epilepsy and mood disorders; extracellular protein degradation for immunological diseases; Transient Receptor Potential Melastatin 3 ("TRPM3") antagonism for migraine and neuropathic pain; Tyrosine Kinase 2/Janus Kinase 1 ("TYK2/JAK1") inhibition for neuroinflammatory disorders; glutamate modulation for obsessive compulsive disorder (“OCD”); and spinocerebellar ataxia ("SCA"); myostatin inhibition for neuromuscular and metabolic diseases, including spinal muscular atrophy ("SMA") and obesity; antibody recruiting bispecific molecules ("ARMs") and antibody drug conjugates ("ADCs") for cancer.
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
Basis of Presentation
The financial statements for all periods presented, including the historical results of the Company prior to October 3, 2022, are now referred to as "Consolidated Financial Statements," and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of Biohaven Ltd. and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
The consolidated balance sheets for periods prior to the Separation include assets and liabilities that have been determined to be specifically identifiable or otherwise attributable to the Company, including certain assets that were historically held at the corporate level in the Former Parent. All intracompany transactions within the Company have been eliminated. All intercompany transactions between the Company and the Former Parent are considered to be effectively settled in the consolidated financial statements at the time the transactions are recorded. The total net effect of these intercompany transactions considered to be settled is reflected in the consolidated statement of cash flows within financing activities as “Net transfers from Former Parent.” See Note 13, "Related Party Transactions," for additional information regarding related party transactions.
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
Through March 3, 2025, the Company has funded its operations primarily with funding from the Former Parent, proceeds from the sale of its common shares (refer to Note 6, "Shareholders' Equity"), and the cash contribution received from the Former Parent at the Separation (refer to Note 13, "Related Party Transactions.") The Company has incurred recurring losses since its inception and expects to continue to generate operating losses for the foreseeable future.
As of the date of issuance of these consolidated financial statements, the Company expects its existing cash, cash equivalents and marketable securities will be sufficient to fund operating and financial commitments, and other cash requirements for at least one year after the issuance date of these financial statements.
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
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses, valuation of forward contract and derivative liabilities, and determining the allocations of costs and expenses from the Former Parent. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. The Company's cash equivalents are comprised of short-term money market funds and marketable securities that are highly liquid and readily convertible to known amounts of cash.
Restricted Cash
Restricted cash included in other current assets consists primarily of employee contributions to the Company's employee share purchase plan held for future purchases of the Company's outstanding shares. See Note 8, "Non-Cash Share-Based Compensation," for additional information on the Company's employee share purchase plan.
Restricted cash included in other non-current assets in the consolidated balance sheets primarily represents collateral held by banks for a letter of credit ("LOC") issued in connection with the leased office space in Yardley, Pennsylvania and LOCs issued in connection with the leased office and lab spaces in Cambridge, Massachusetts and Pittsburgh, Pennsylvania. See Note 11, "Commitments and Contingencies," for additional information on the real estate leases.
The following represents a reconciliation of cash and cash equivalents in the consolidated balance sheets to total cash, cash equivalents and restricted cash for the years ended December 31, 2024, 2023 and 2022, respectively, in the consolidated statements of cash flows:

	December 31,
	2024	2023	2022
Cash and cash equivalents	$99,134	$248,402	$204,877
Restricted cash held on behalf of Former Parent	—	—	35,212
Restricted cash (included in other current assets)	275	1,318	117
Restricted cash (included in other non-current assets)	3,133	2,400	2,398
Total cash, cash equivalents and restricted cash at the end of the period in the consolidated statement of cash flows	$102,542	$252,120	$242,604
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
Equity linked instruments that are accounted for in accordance with ASC 815-40 are reported as liabilities on the consolidated balance sheets at fair value. Any change in fair value, as determined at each measurement period, is recorded as a component of other income, net on the consolidated statements of operations. Changes in fair value are reported on the consolidated statements of cash flows as change in fair value of forward contract and derivative liabilities.
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
The Company assessed the warrants issued to Knopp in May 2024 (the "Knopp Warrants") and concluded that they met the criteria for equity classification under ASC 480 and ASC 815. Accordingly, the Knopp Warrants were recorded within additional paid-in capital on the consolidated balance sheet at the time of issuance and are not subject to remeasurement. See Note 6, "Shareholders' Equity," for further detail on the Knopp Warrants.
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

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
2. Summary of Significant Accounting Policies (Continued)
Property and Equipment
Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the respective assets. As of December 31, 2024 and December 31, 2023, the Company's property and equipment consisted of building and land, office and lab equipment, computer hardware and software, furniture and fixtures, and leasehold improvements.
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
The Company did not record any impairment charges relating to its acquired IPR&D for the years ended December 31, 2024, 2023 or 2022.
If the Company acquires an asset or group of assets that do not meet the definition of a business under applicable accounting standards, the acquired IPR&D is expensed on its acquisition date, unless it has an alternative future use. Future costs to develop these assets are recorded to research and development expense as they are incurred.
In January 2021, in connection with the Company's acquisition of Kleo Pharmaceuticals, Inc. (“Kleo”), it recorded intangible assets consisting of IPR&D assets of $18,400, which included an oncology therapeutic candidate entering Phase I clinical trials (BHV-1100) and a Multimodal Antibody Therapy Enhancer ("MATE") conjugation asset in the planning stage for clinical development, and goodwill of $1,390.
Impairment of Long-lived Assets
The Company reviews its long-lived assets for indicators of impairment at least annually, as of November 30, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
2. Summary of Significant Accounting Policies (Continued)
to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets.
The Company did not record any impairment charges relating to its long-lived assets for the years ended December 31, 2024, 2023 or 2022.
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
The Company has accounted for certain consideration agreed to in connection with the Knopp Amendment as forward contract liabilities, which are recorded on the consolidated balance sheets at fair value. Any changes in fair value, as determined each measurement period, are recorded as a component of other income, net on the consolidated statements of operations. The fair value of the forward contract liabilities is determined based on significant inputs not observable in the market, and therefore represents a Level 3 measurement within the fair value hierarchy. The valuations are based on a Monte Carlo simulation of the Company's share price, which requires judgement and assumption on the volatility of Biohaven's share price, discounted to present value using a risk-free rate plus Biohaven specific credit risk since payable in a variable number of shares. (see Notes 4, "Fair Value of Financial Assets and Liabilities" and 10, "License, Acquisitions and Other Agreements").
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
For its real estate leases, which are accounted for as operating leases, the Company has elected the practical expedient to include both the lease and non-lease components as a single component. In addition, payments made by the

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
2. Summary of Significant Accounting Policies (Continued)
Company for improvements to the underlying asset, if the payment relates to an asset of the lessor, are recorded as prepaid rent within other non-current assets in the consolidated balance sheets prior to lease commencement and on commencement, reclassified to the right-of-use asset. As of December 31, 2024, the Company had restricted cash of $3,133 included in other non-current assets in the consolidated financial statements, which represents collateral held by banks for letters of credit issued in connection with the leased office space in Yardley, Pennsylvania and leased office and lab spaces in Cambridge, Massachusetts and Pittsburgh, Pennsylvania. Restricted cash is generally invested in time deposits and short-term money market funds. See Note 11, "Commitments and Contingencies," for additional information on real estate leases.
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
The Company's aggregate foreign currency transaction gains and losses and effects of foreign currency remeasurements were immaterial for the years ended December 31, 2024, 2023 and 2022.
Non-Cash Share-Based Compensation
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
Segment Information
The Company manages its operations as a single segment, focused on the discovery, development, and commercialization of life-changing treatments in key therapeutic areas, including immunology, neuroscience, and oncology for the purposes of assessing performance and making operating decisions. Consistent with our operational structure, the Company’s Chief Operating Decision Maker ("CODM") manages and allocates resources at a consolidated level. See Note 14, "Segment Information" for further detail.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU No. 2023-07 apply to public entities, including those with a single reportable segment, and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 as of January 1, 2024, the primary impact of which was the disclosure of the significant segment expenses reviewed by the Company’s CODM. Refer to Note 14, "Segment Information" for disclosure of the information required under ASU 2023-07.
Recently Issued Accounting Pronouncements
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

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
3. Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of debt securities available-for-sale by type of security at December 31, 2024 and December 31, 2023 is as follows:

	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Debt securities
U.S. treasury bills	$312,262	$—	$312,262	$82	$(47)	$312,297
U.S. treasury bonds	74,526	—	74,526	34	—	74,560
Total	$386,788	$—	$386,788	$116	$(47)	$386,857

December 31, 2023
Debt securities
U.S. corporate bonds	$46,228	$—	$46,228	$7	$(24)	$46,211
Foreign corporate bonds	7,180	—	7,180	—	(7)	7,173
U.S. treasury bills	113,908	—	113,908	27	—	113,935
Total	$167,316	$—	$167,316	$34	$(31)	$167,319
The fair values of debt securities available-for-sale by classification in the consolidated balance sheets were as follows:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$—	$33,902
Marketable securities	386,857	133,417
Total	$386,857	$167,319
The net amortized cost and fair value of debt securities available-for-sale at December 31, 2024 and December 31, 2023 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

	December 31, 2024		December 31, 2023
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$386,788	$386,857	$167,316	$167,319

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
3. Marketable Securities (Continued)
Summarized below are the debt securities available-for-sale the Company held at December 31, 2024 and December 31, 2023 that were in an unrealized loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months
	Number of Securities	Fair Value	Unrealized Losses
December 31, 2024
Debt securities
U.S. treasury bills	4	$58,988	$(47)

December 31, 2023
Debt securities
U.S. corporate bonds	6	$29,537	$(24)
Foreign corporate bonds	1	7,173	(7)
Total	7	$36,710	$(31)
The Company did not have any investments in a continuous unrealized loss position for more than twelve months as of December 31, 2024 or December 31, 2023.
The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the credit quality of the investment security based on research performed by external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. As of December 31, 2024, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.
Net Investment Income
Gross investment income includes interest income from debt securities available-for-sale, money-market funds, cash, and restricted cash. Net investment income included in other income (expense), net in the consolidated statements of operations for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 were as follows:

	2024	2023	2022
Debt securities (including realized losses)	$14,477	$10,490	$1,454
Other investments	7,034	7,432	1,781
Gross investment income (including realized losses)	21,511	17,922	3,235
Investment expenses	(177)	(236)	(27)
Net investment income	$21,334	$17,686	$3,208
We utilize the specific identification method in computing realized gains and losses on sales of debt securities. The proceeds from the sale of debt securities available-for-sale and the related gross realized losses for the year ended December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Proceeds from sales	$—	$4,920	$—
Gross realized losses	$—	$39	$—
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
Financial assets measured at fair value on a recurring basis on the consolidated balance sheets at December 31, 2024 and December 31, 2023 and financial liabilities measured at fair value on a recurring basis on the consolidated balance sheet at December 31, 2024 were as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets:
Cash equivalents	Money market funds	$38,967	$—	$—	$38,967
Marketable securities	U.S. treasury bills	29,707	282,590	—	312,297
Marketable securities	U.S. treasury bonds	—	74,560	—	74,560
Other non-current assets	Money market funds	3,133	—	—	3,133
Total assets		$71,807	$357,150	$—	$428,957

Liabilities:
Forward contract liability, current		$—	$—	$71,500	$71,500
Derivative liability, current		—	—	13,210	13,210
Total liabilities		$—	$—	$84,710	$84,710

December 31, 2023
Assets:
Cash equivalents	Money market funds	$59,199	$—	$—	$59,199
Cash equivalents	U.S. treasury bills	—	27,901	—	27,901
Cash equivalents	U.S. corporate bonds	—	6,001	—	6,001
Marketable securities	U.S. treasury bills	9,874	76,160	—	86,034
Marketable securities	U.S. corporate bonds	—	40,210	—	40,210
Marketable securities	Foreign corporate bonds	—	7,173	—	7,173
Other non-current assets	Money market funds	1,900	—	—	1,900
Total assets		$70,973	$157,445	$—	$228,418
The Company had no financial liabilities measured at fair value on a recurring basis as of December 31, 2023.
There were no securities transferred between Level 1, 2, and 3 during the years ended December 31, 2024 or December 31, 2023.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
4. Fair Value of Financial Assets and Liabilities (Continued)
The following is a description, including valuation methodology, of the financial assets and liabilities measured at fair value on a recurring basis:
Cash Equivalents
Cash equivalents at December 31, 2024 consisted of cash invested in short-term money market funds that were readily convertible to known amounts of cash and redeemable daily at the election of the Company. The carrying value of cash equivalents approximates fair value due to the near term maturity of the fund's underlying security holdings resulting in an insignificant change in value because of changes in interest rates. When quoted prices are available in an active market, cash equivalents are classified in Level 1 of the fair value hierarchy.
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
Forward Contract and Derivative Liability
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
The following table provides a roll forward of the fair value of the Company's forward contract and derivative liability related to the 2025 Additional Consideration and 2025 Knopp True-up, respectively, for which fair value is determined by Level 3 inputs from inception of the Knopp Amendment on May 1, 2024 to December 31, 2024:

Carrying Value
Fair value at May 1, 2024 (inception)	$77,750
Change in fair value of forward contract and derivative liability in other income, net	6,960
Fair value at December 31, 2024	$84,710
The fair value of the forward contract and derivative liability recognized in connection with the Knopp Amendment was determined based on significant inputs not observable in the market, and therefore represents a Level 3 measurement within the fair value hierarchy. The valuation is based on a Monte Carlo simulation of Biohaven's share price, which requires judgement and assumptions on the volatility of Biohaven's share price, discounted to present value using a risk-free rate plus Biohaven specific credit risk since the 2025 Additional Consideration is payable in a variable number of shares or potentially cash for the 2025 Knopp True-up. A summary of the unobservable inputs (Level 3 inputs) used in measuring the Company’s forward contract and derivative liability related to the 2025 Additional Consideration and 2025 Knopp True-up, respectively, as of December 31, 2024 and May 1, 2024 are as follows, presented on a weighted-average basis based on relative fair value:

	As of December 31, 2024	As of May 1, 2024
Time to payment and potential payment (years)	0.50	1.08
Volatility (annual)	67.5%	80.0%
Discount rate	12.0%	14.8%
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

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of December 31, 2024	As of December 31, 2023
Building and land	$14,078	$11,728
Leasehold improvements	824	802
Computer hardware and software	875	875
Office and lab equipment	11,620	9,961
Furniture and fixtures	1,811	1,550
	$29,208	$24,916
Accumulated depreciation	(12,206)	(8,283)
	17,002	16,633
Equipment not yet in service	318	558
Property and equipment, net	$17,320	$17,191
Depreciation expense was $3,923, $3,369 and $1,361 for the years ended December 31, 2024, 2023 and 2022, respectively.
Equipment not yet in service primarily consisted of lab equipment that had not been placed into service as of December 31, 2024 or 2023.
Other Non-current Assets
Other non-current assets consisted of the following:

	As of December 31, 2024	As of December 31, 2023
Operating lease right-of-use assets	$36,391	$31,385
Other	3,134	2,400
Other non-current assets	$39,525	$33,785
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of December 31, 2024	As of December 31, 2023
Accrued clinical trial costs	$38,432	$29,501
Operating lease liability - current portion	3,802	3,308
Other accrued expenses and other current liabilities	9,253	7,037
Accrued expenses and other current liabilities	$51,487	$39,846
6. Shareholders' Equity
FGFR3 Agreement
In December 2024, the Company, GeneQuantum Healthcare (Suzhou) Co. Ltd. ("GeneQuantum") and Aimed Bio, Inc. ("Aimed Bio") entered into a development and license agreement (the "FGFR3 Agreement") pursuant to which Biohaven obtained the exclusive rights to develop and commercialize GeneQuantum's and Aimed Bio's joint research fibroblast growth factor receptor 3 ("FGFR3") ADC program. As consideration for the agreement, the Company was obligated to pay

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
6. Shareholders' Equity (Continued)
an upfront payment of 222,119 common shares valued at approximately $8,554 as of the effective date, which were issued in January 2025.
Knopp Amendment
In May 2024, the Company entered into the Knopp Amendment under which the parties thereto agreed to revise the success-based payment and royalty payment obligations under the Membership Purchase Agreement. As consideration, the Company issued 1,872,874 Biohaven Shares to Knopp, valued at approximately $65,981 in May 2024.
As further consideration for the revisions to the success-based payment and royalty payment obligations in the Knopp Amendment, the Company issued to Knopp a warrant to purchase 294,195 of the Company's common shares with a purchase price of $67.98, subject to certain specified development milestones and the Company achieving a specified market capitalization. The warrant was recorded at its initial fair value of $3,340 within additional paid-in capital on the consolidated balance sheet during the second quarter of 2024 and is not subject to remeasurement. Refer to Note 10, "License, Acquisitions and Other Agreements" for further detail on the Knopp Amendment.
2024 Public Offerings
On April 22, 2024, the Company closed an underwritten public offering of 6,451,220 of its common shares, which included the exercise in full of the underwriters' option to purchase additional shares, at a price to the public of $41.00 per share, pursuant to a registration statement on Form S-3 filed with the SEC. The net proceeds raised in the offering, after deducting underwriting discounts and expenses of the offering payable by Biohaven, were approximately $247,830. The Company intends to use the net proceeds received from the offering for general corporate purposes.
On October 2, 2024, the Company closed an underwritten public offering of 6,052,631 of its common shares, which included the exercise in full of the underwriters' option to purchase additional shares, at a price to the public of $47.50 per share, pursuant to a registration statement on Form S-3 filed with the SEC. The net proceeds raised in the offering, after deducting underwriting discounts and expenses of the offering payable by Biohaven, were approximately $269,935. The Company intends to use the net proceeds received from the offering for general corporate purposes.
Pyramid Acquisition
In January 2024, the Company acquired Pyramid pursuant to the Pyramid Agreement. In consideration for the Pyramid acquisition, Biohaven made an upfront payment of 255,794 Company common shares, valued at approximately $10,894. As of December 31, 2024, 253,838 of these common shares have been issued by the Company.
During the first quarter of 2024, the Company recorded $5,689 of research and development ("R&D") expense in the consolidated statement of operations for a developmental milestone which became due under the Pyramid Agreement, to be paid in 98,129 Company common shares. As of December 31, 2024, 97,387 of these common shares have been issued by the Company. Refer to Note 10, "License, Acquisitions and Other Agreements" for further discussion of the Pyramid acquisition.
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
As of December 31, 2024, the Company sold and issued 4,248,588 common shares under the Equity Distribution Agreement, as amended, for total net proceeds of approximately $146,250. As of December 31, 2024, additional common shares having an aggregate offering price of up to $300,000 remain available to be issued.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
6. Shareholders' Equity (Continued)
Highlightll Agreement
In March 2023, the Company and Hangzhou Highlightll Pharmaceutical Co. Ltd. ("Highlightll") entered into an exclusive, worldwide (excluding People's Republic of China and its territories and possessions) license agreement (the "Highlightll Agreement") pursuant to which Biohaven obtained the right to research, develop, manufacture and commercialize Highlightll's brain penetrant dual TYK2/JAK1 inhibitor program. In connection with the Highlightll Agreement, in December 2023, the Company issued 721,136 common shares valued at $21,814. See Note 10, "License, Acquisitions and Other Agreements," for further detail on the Highlightll Agreement.
2023 Public Offerings
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
2022 Public Offerings
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
In the Distribution, an aggregate of 35,840,459 common shares of the Company were issued. The aggregate number of common shares issued in connection with the Distribution did not include 2,611,392 common shares issued in connection with Former Parent share options that were exercised on October 3, 2022 and 924,093 common shares issued in connection with Former Parent restricted share units that vested on October 3, 2022. See Note 8, "Non-Cash Share-Based Compensation," for discussion of the Legacy Equity Award Settlement Plan.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
7. Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	2022
Net unrealized investment gains (losses):
Beginning of period balance	$3	$(145)	$—
Other comprehensive income (loss)1)	66	109	(145)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	39	—
Other comprehensive income (loss)	66	148	(145)
End of period balance	69	3	(145)

Foreign currency translation adjustments:
Beginning of period balance	(68)	429	—
Other comprehensive income (loss)(1)	78	(497)	429
End of period balance	10	(68)	429

Total beginning of period accumulated other comprehensive (loss) income	(65)	284	—
Total other comprehensive income (loss)	144	(349)	284
Total end of period accumulated other comprehensive income (loss)	$79	$(65)	$284
(1)    There was no tax on other comprehensive income (loss) and immaterial tax on amounts reclassified from accumulated other comprehensive income (loss) during the period.
(2)    Amounts reclassified from accumulated other comprehensive (loss) income for specifically identified debt securities are included in other income (expense), net in the consolidated statements of operations.
No amounts were reclassified from accumulated other comprehensive income (loss) during the years ended December 31, 2024 or 2022.
8. Non-Cash Share-Based Compensation
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
Upon the effectiveness of the 2022 Plan, there were 9,190,000 common shares reserved for issuance under the 2022 Plan. As of December 31, 2024, the 2022 Plan allows for a maximum of 15,162,247 shares of the Company's common shares to be reserved and available for grants. Also as of December 31, 2024, there were 726,177 shares of the Company's common shares available for future grants under the 2022 Plan. The number of shares reserved for issuance under the 2022 Plan automatically increases on January 1 of each calendar year by 4% of total common shares outstanding as of December 31 of the prior year, beginning October 3, 2022 through January 1, 2032. In January 2025, the number of common shares reserved for future issuance under the 2022 Plan automatically increased by 4,048,879 common shares.
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
8. Non-Cash Share-Based Compensation (Continued)
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
The Company measures non-cash share-based compensation at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award (generally three years) using the straight-line method. Non-cash share-based compensation expense, consisting of expense for stock options, RSUs, and the 2022 Employee Share Purchase Plan (the "ESPP"), was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2024	2023	2022
Research and development expenses
Allocated from the Former Parent excluding the Acceleration	$—	$—	$46,976
Allocated from the Former Parent related to the Acceleration	—	—	61,749
2022 Equity Incentive Plan	42,594	15,985	7,654
Total research and development expenses	42,594	15,985	116,379
General and administrative expenses
Allocated from the Former Parent excluding the Acceleration	—	—	30,951
Allocated from the Former Parent related to the Acceleration	—	—	39,691
2022 Equity Incentive Plan	29,369	12,802	6,535
Total general and administrative expenses	29,369	12,802	77,177
Total non-cash share-based compensation expense	$71,963	$28,787	$193,556
As of December 31, 2024, total unrecognized compensation cost related to the unvested share-based awards was $73,785, which is expected to be recognized over a weighted average period of 1.50 years.
Share Options
All share option grants are awarded at fair value on the date of grant. The fair value of share options is estimated using the Black-Scholes option pricing model. Share options generally expire 10 years after the grant date.
The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company's common shares for those share options that had exercise prices lower than the fair value of the Company's common shares at December 31, 2024. The total intrinsic value of share options exercised

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
8. Non-Cash Share-Based Compensation (Continued)
for the years ended December 31, 2024, 2023, and 2022 was $33,801, $7,756, and $20,137, respectively. The tax benefit from share options exercised for the years ended December 31, 2024, 2023, and 2022 was not material.
The assumptions that the Company used to determine the grant-date fair value of share options granted under the 2022 Plan were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	3.98%	4.32%	3.86%
Expected term (in years)	5.74	5.93	5.75
Expected volatility	86.31%	84.60%	82.05%
Expected dividend yield	—%	—%	—%
Exercise price	$42.06	$24.57	$7.00
The following table is a summary of the Company's share option activity for the year ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2023	11,379,429	$11.48
Granted	2,506,161	$42.06
Exercised	(918,165)	$9.36
Forfeited	(186,341)	$22.98
Outstanding as of December 31, 2024	12,781,084	$17.46	8.19	$265,659
Options exercisable as of December 31, 2024	7,612,676	$12.96	8.02	$188,466
Vested and expected to vest as of December 31, 2024	12,781,084	$17.46	8.19	$265,659
The weighted average grant date fair value per share of share options granted under the Company’s share option plans during the years ended December 31, 2024, 2023, and 2022 was $30.76, $18.01, and $4.97, respectively. The Company expects approximately 5,168,408 of the unvested share options to vest over the requisite service period.
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
The total fair value of RSUs vested during the year ended December 31, 2024 was $3,991. No RSUs were granted, forfeited, or vested in the year ended December 31, 2023. No fair value was assigned to the RSUs vested during the year ended December 31, 2022, as all RSUs that vested were related to the RSUs granted and settled under the Legacy Equity Award Settlement Plan.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
8. Non-Cash Share-Based Compensation (Continued)
The following table is a summary of the RSU activity for the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	—	$—
Granted	381,011	$41.88
Forfeited	(8,481)	$41.93
Vested	(95,309)	$41.88
Unvested as of December 31, 2024	277,221	$41.87
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
The number of shares reserved for issuance under the ESPP automatically increases on January 1 of each calendar year by 1% of total common shares outstanding as of December 31 of the prior year, beginning October 3, 2022 through January 1, 2032. As of December 31, 2024, the ESPP allows for a maximum of 1,886,830 shares of the Company's common shares to be reserved and available for issuance under the ESPP. As of December 31, 2024, 1,627,399 shares remained available for future issuance under the ESPP. In January 2025, 1,012,219 additional shares were authorized to be issued under the ESPP.
The Company accounts for employee share purchases made under its ESPP using an estimate of the grant date fair value, which is determined in accordance with ASC 718, Stock Compensation. The purchase price discount and the look-back feature cause the ESPP to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company values ESPP shares using the Black-Scholes model. The Company recognized compensation expense of $1,249 and $1,341 for the years ended December 31, 2024 and 2023, respectively. The Company did not recognize material compensation expense related to the ESPP for the year ended December 31, 2022.
As of December 31, 2024, there was $449 of unrecognized non-cash share-based compensation expense related to the ESPP, which is expected to be recognized over the remaining offering period ending May 31, 2025. During the year ended December 31, 2024, 100,242 shares were issued under the ESPP.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

9. Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven was calculated as follows:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(846,422)	$(408,168)	$(570,279)
Denominator:
Weighted average common shares outstanding—basic and diluted	91,234,337	71,200,527	44,741,316
Net loss per share—basic and diluted	$(9.28)	$(5.73)	$(12.75)
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

	Year Ended December 31,
	2024	2023	2022
Options to purchase common shares	12,781,084	11,379,429	8,959,215
Warrants to purchase common shares	294,195	—	—
Restricted Share Units	277,221	—	—
	13,352,500	11,379,429	8,959,215
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
License and Other Agreements
As of December 31, 2024, the Company has potential future developmental, regulatory, and commercial milestone payments under its license and other agreements of up to approximately $170,538, $701,975, and $3,185,450, respectively. See below for a detailed discussion of these agreements. The Company has not recorded these potential contingent consideration payments as liabilities in the accompanying consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at December 31, 2024.
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
The Yale Agreement was amended and restated in May 2019. As of December 31, 2024 under the Yale Agreement, the Company has remaining contingent regulatory milestone payments of up to $2,000. The Yale Agreement includes an obligation to pay low single digit royalties on the net sales of licensed patents or from products based on troriluzole. Under the amended and restated agreement, the royalty rates are reduced as compared to the original agreement. In addition, under the amended and restated agreement, the Company may develop products based on riluzole or troriluzole. The amended and restated agreement retains a minimum annual royalty of up to $1,000 per year, beginning

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
10. License, Acquisitions and Other Agreements (Continued)

after the first sale of product under the agreement. If the Company grants any sublicense rights under the Yale Agreement, it must pay Yale University a low single-digit percentage of sublicense income that it receives.
For the December 31, 2024, 2023, and 2022, the Company did not record any material expense or make any milestone or royalty payments under the Yale Agreement.
In January 2021, the Company entered into a worldwide, exclusive license agreement with Yale University for the development and commercialization of a novel Molecular Degrader of Extracellular Protein ("MoDE") platform (the "Yale MoDE Agreement"). The platform pertains to the clearance of disease-causing protein and other biomolecules by targeting them for lysosomal degradation using multi-functional molecules. The Yale MoDE Agreement includes an obligation to pay a minimum annual royalty of up to $1,000 per year, and low single digit royalties on the net sales of licensed products. If the Company grants any sublicense rights under the Yale MoDE Agreement, it must pay Yale University a low single-digit percentage of sublicense income that it receives. As of December 31, 2024, under the Yale MoDE Agreement, the Company has remaining contingent development and commercial milestone payments of up to $538 and $2,950, respectively. The Yale MoDE Agreement terminates on the later of twenty years from the effective date, twenty years from the filing date of the first investigational new drug application for a licensed product or the last to expire of a licensed patent.
For the year ended December 31, 2024, the Company recorded research and development expense of $263 related to the achievement of developmental milestones under the Yale MoDE Agreement. The Company did not record any material milestone or royalty payments under the Yale MoDE Agreement for the years ended December 31, 2023, and 2022.
ALS Biopharma Agreement
In August 2015, the Company entered into an agreement (the "ALS Biopharma Agreement") with ALS Biopharma and Fox Chase Chemical Diversity Center Inc. ("FCCDC"), pursuant to which ALS Biopharma and FCCDC assigned the Company their worldwide patent rights to a family of over 300 prodrugs of glutamate modulating agents, including troriluzole, as well as other innovative technologies. Under the ALS Biopharma Agreement, the Company is obligated to use commercially reasonable efforts to commercialize and develop markets for the patent products. As of December 31, 2024, under the ALS Biopharma Agreement, the Company has remaining contingent regulatory approval milestone payments of up to $4,000, as well as royalty payments of a low single-digit percentage based on net sales of products licensed under the ALS Biopharma Agreement, payable on a quarterly basis.
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
For the years ended December 31, 2024, 2023 and 2022, the Company did not record any expense or make any milestone or royalty payments under the ALS Biopharma Agreement.
Taldefgrobep Alfa License Agreement
In February 2022, following the transfer of intellectual property, the Company announced that it entered into a worldwide license agreement with BMS for the development and commercialization rights to taldefgrobep alfa (also known as BMS-986089), a novel, Phase 3-ready anti-myostatin adnectin (the "Taldefgrobep Alfa License Agreement").
As of December 31, 2024, under the Taldefgrobep Alfa License Agreement, the Company has remaining contingent regulatory approval milestone payments of up to $200,000, as well as tiered, sales-based royalty percentages from the high teens to the low twenties. There were no upfront or contingent payments to BMS related to the Taldefgrobep Alfa License Agreement.
For the years ended December 31, 2024, 2023 and 2022, the Company did not record any material expense or make any milestone or royalty payments under the Taldefgrobep Alfa License Agreement.
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
10. License, Acquisitions and Other Agreements (Continued)

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
As of December 31, 2024, under the Highlightll Agreement, the Company has remaining contingent development, regulatory approval, and commercial milestone payments of up to $75,000, $37,500, and $837,500, respectively. Additionally, the Company has agreed to make tiered royalty payments as a percentage of net sales starting at mid single digits and peaking at low teens digits. During the royalty term, if the Company offers to include China clinical sites in its Phase 3 study sufficient for submission to Chinese National Medical Products Administration and Highlightll, at its sole discretion, agrees, then Highlightll will pay royalties in the low tens digits to the Company on China sales upon approval.
The Highlightll Agreement terminates on a country-by-country basis upon expiration of the royalty term and can also be terminated if certain events occur, e.g., material breach or insolvency.
Excluding the Highlightll Upfront Payments discussed above, for the years ended December 31, 2024 and 2023, the Company did not record any material milestone or royalty payments related to the Highlightll Agreement.
Other Agreements
In addition to the agreements detailed above, the Company has entered into various other license agreements and development programs. The Company records milestones and other payments, including funding for research arrangements, which become due under these agreements to research and development expense in the consolidated statements of operations. Amounts recorded to research and development expense for the period were as follows:

	Year Ended December 31,
	2024	2023	2022
Milestone Payments	$1,875	$3,250	$75
Upfront Payments - Cash	6,000	—	—
Upfront Payments - Issuance of Common Shares*	$8,554	$—	$—
*The 2024 amount represents $8,554 recorded to research and development expense related to shares owed for upfront payments which were not yet issued as of December 31, 2024 and is recorded within accrued expenses and additional paid in capital on the consolidated balance sheet as of December 31, 2024.
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
In May 2024, the Company entered into the Knopp Amendment under which the parties thereto agreed to replace the scaled high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for BHV-7000 and the pipeline programs. The parties also agreed to reduce the success-based payments payable under the

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
10. License, Acquisitions and Other Agreements (Continued)

Purchase Agreement. The Company retains the ability to pay these contingent milestone payments in cash or in the Company's common shares at Biohaven's election, subject to the same increases if the Company elects to pay in the Company's common shares. As of December 31, 2024, under the Purchase Agreement, as amended, the Company had remaining success-based payments comprised of (i) to up to $185,000 based on regulatory approvals in the United States and EMEA for BHV-7000 and (ii) up to an additional $60,000 based on regulatory approval in the United States for the other Kv7 pipeline programs.
In consideration of the revisions to the success-based payment and royalty payment obligations, the Company agreed to issue to Knopp 1,872,874 Company common shares, valued at approximately $75,000, through a private placement within 60 days of the date of execution of the Knopp Amendment (the “2024 Additional Consideration”) and additional Company common shares with an approximate value of $75,000 within 60 days of the first anniversary of execution of the Knopp Amendment (the “2025 Additional Consideration”). The Company also gave Knopp the option to request a one-time cash true-up payment from the Company in December 2024 in the event that Knopp continues to hold the Company's common shares representing the 2024 Additional Consideration and the value of such shares has declined (the "2024 Knopp True-Up"), and a one-time cash true-up payment from the Company in December 2025 in the event that Knopp continues to hold the Company's common shares representing the 2025 Additional Consideration and the value of such shares has declined (the "2025 Knopp True-Up"), in each case, subject to certain conditions.
The Company concluded that the agreement to issue the 2024 Additional Consideration at a future date represented a fixed forward contract under ASC 815 and classified the commitment as a forward contract liability on its consolidated balance sheet on the execution date of the Knopp Amendment. The Company initially measured the forward contract associated with the 2024 Additional Consideration at a fair value of $75,220, which was recorded as R&D expense during the three months ended June 30, 2024 in its consolidated statements of operations. In May 2024, the Company issued the 2024 Additional Consideration at an approximate value of $65,981. The Company recognized a gain of $9,239 for the year ended December 31, 2024 in other income, net in its consolidated statement of operations. The gain on settlement of the 2024 Additional Consideration was due to the decline in fair value of the 2024 Additional Consideration from the execution date to the issuance date due to a decline in Biohaven's share price.
The 2024 Additional Consideration True-up represents a net cash settled written put option measured at fair value on a recurring basis. The Company has concluded that the 2024 Additional Consideration True-up represents a net cash settled written put option on the Company’s shares and is a freestanding derivative liability under ASC 815. Accordingly, the Company classified the 2024 Additional Consideration True-up as a current derivative liability on its consolidated balance sheet. The Company initially recorded the 2024 Additional Consideration True-up at a fair value of $15,540, which was recorded as R&D expense during the three months ended June 30, 2024 in its consolidated statements of operations. The Company subsequently remeasured the fair value of the derivative liability and recognized any gains or losses through other income, net in its consolidated statement of operations. The 2024 Additional Consideration True-up was considered settled as of December 2024, with no cash payment due upon expiration. The Company recognized a gain related to the 2024 Additional Consideration True-Up of $15,540 for the year ended December 31, 2024 in other income, net in its consolidated statement of operations. Refer to Note 4, "Fair Value of Financial Assets and Liabilities" for further discussion.
The Company has concluded that the agreement to issue the 2025 Additional Consideration at a future date represents a forward contract settleable in a variable number of shares under ASC 480, and classified the commitment as a current forward contract liability on its consolidated balance sheet. The Company initially measured the 2025 Additional Consideration at a fair value of $63,940, which was recorded as R&D expense during the three months ended June 30, 2024 in its consolidated statement of operations. The Company subsequently remeasures the fair value of the forward contract liability and recognizes any gains or losses through other income, net in its consolidated statement of operations. The Company recognized expense of $7,560 for the year ended December 31, 2024 related to the remeasurement of the 2025 Additional Consideration. Refer to Note 4, "Fair Value of Financial Assets and Liabilities" for further discussion.
The Company has concluded that the 2025 Additional Consideration True-up represents a net cash settled written put option on the Company’s shares and is a freestanding derivative liability under ASC 815. Accordingly, the Company classified the 2025 Additional Consideration True-up as a non-current derivative liability on its consolidated balance sheet. The Company initially recorded the 2025 Additional Consideration True-up at a fair value of $13,810, which was recorded as R&D expense during the three months ended June 30, 2024. The Company subsequently remeasures the fair value of the derivative liability and recognizes any gains or losses through other income, net in its consolidated statement of operations. The Company recognized a gain of $600 for the year ended December 31, 2024 related to the 2025 Additional Consideration True-up. Refer to Note 4, "Fair Value of Financial Assets and Liabilities" for further discussion.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
10. License, Acquisitions and Other Agreements (Continued)

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
The Company has not recorded any of the remaining contingent consideration payments to Knopp as a liability in the accompanying consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at December 31, 2024.
Pyramid Acquisition
In January 2024, the Company acquired Pyramid Biosciences, Inc. (“Pyramid”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated January 7, 2024 ("the Pyramid Agreement"). In consideration for the Pyramid acquisition, Biohaven made an upfront payment of 255,794 Company common shares, valued at approximately $10,894.
The Company accounted for this purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, IPR&D. The IPR&D asset has no alternative future use and relates primarily to BHV-1510. There was no material value assigned to any other assets or liabilities acquired in the acquisition. As such, the upfront payment discussed above was recorded as a charge to R&D expense in the accompanying consolidated statements of operations during the three months ended March 31, 2024.
As of December 31, 2024, under the Pyramid Agreement, the Company has remaining success-based payments comprised of (i) up to $5,000 based on developmental and regulatory milestones for the lead asset, BHV-1510 (formerly known as PBI-410), (ii) up to an additional $30,000 based on developmental and regulatory milestones for a second asset (formerly known as PBI-200) and (iii) up to $40,000 for commercial sales-based milestones of BHV-1510. Contingent developmental and regulatory milestone payments may be paid in cash or Biohaven common shares at the election of Biohaven and commercial sales-based milestones are to be made in cash.
The Company has not recorded any of the remaining contingent consideration payments as a liability in the accompanying consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at December 31, 2024.
During the first quarter of 2024, the Company recorded $5,689 of R&D expense in the consolidated statement of operations for a developmental milestone which became due under the Pyramid Agreement, to be paid in 98,129 common shares of the Company. See Note 6, "Shareholders' Equity" for discussion of common shares issued to as part of the Pyramid Agreement.
11. Commitments and Contingencies
All consideration paid by the Former Parent in association with the following agreements, certain of which were assigned by the Former Parent to the Company in connection with the Spin-Off, during the periods prior to the Separation is recorded in the consolidated financial statements of the Company.
Lease Agreements
The Company's leases primarily consist of lab and office space for use in its operations. It's leases generally have initial lease terms of 1 to 10 years, some of which include options to extend for up to 5 to 10 years or on a month-to-month basis. As of December 31, 2024, none of the Company's lease terms included the extension option as the Company has determined that it is unlikely to exercise the extension option. For periods prior to Separation, lease costs were allocated to the Company based on a proportional cost allocation method. Actual operating lease cost and allocated operating lease cost for periods prior to Separation was $5,884, $5,874 and $1,158 for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company currently has one short-term real estate lease with immaterial lease expense. The Company had immaterial sublease income and there are no sale-leaseback transactions. Certain of the Company’s lease agreements contain variable lease payments that are adjusted for actual operating expense true-ups compared with estimated amounts; however, these amounts are immaterial. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
11. Commitments and Contingencies (Continued)
The following table summarizes supplemental cash flow information:

	Years Ended December 31,
	2024	2023	2022
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,492	$—	$31,342
Right-of-use asset obtained in exchange for modified operating lease liability	$456	$—	$—
Operating cash flows paid for operating leases were $5,114, $4,854 and $780 for the years ended December 31, 2024, 2023 and 2022.
Supplemental balance sheet information related to leases is as follows:

In thousands, except remaining lease term and discount rate	December 31, 2024	December 31, 2023
Assets
Other non-current assets	$36,391	$31,385
Liabilities
Other current liabilities	$3,802	$3,308
Long-term operating lease liability	32,782	27,569
	$36,584	$30,877

Weighted average remaining lease term (in years)	7.94	8.21
Weighted average discount rate	7.59%	6.47%
The following table summarizes maturities of operating lease liabilities as of December 31, 2024:

Operating leases
2025	$6,135
2026	6,183
2027	5,844
2028	5,325
2029	5,485
Thereafter	20,332
Total lease payments	49,304
Less: imputed interest	(12,720)
Total lease liabilities	$36,584
Pittsburgh Centre Avenue Lease Agreement
In March 2024, the Company entered into a lease agreement in Pittsburgh, Pennsylvania for lab space (the "Pittsburgh Centre Avenue Lease"), which will be used to support the research and development of the Company's ion channel platform and replace the Company's current operating lease in Pittsburgh. The lease is expected to commence in mid 2025 after substantial completion of building improvements to lessor assets, and has a term of 122 months, with an option to extend for one additional period of 60 months. The Company expects to record the Pittsburgh Centre Avenue Lease as an operating lease. The Company has annual commitments relating to the Pittsburgh Centre Avenue Lease ranging from $1,859 to $2,373, excluding any additional tenant improvement allowance that would increase the base rent.
Research Commitments
The Company has entered into agreements with several CROs to provide services in connection with the Company’s preclinical studies and clinical trials. As of December 31, 2024, the Company had no research commitments in excess of one year.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
11. Commitments and Contingencies (Continued)
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 or December 31, 2023.
License, Acquisitions, and Other Agreements
The Company has entered into license, developmental, and acquisition agreements with various parties under which it is obligated to make contingent and non-contingent payments. See Note 10, "License, Acquisitions and Other Agreements," for additional details.
Other Agreements
On January 1, 2021, the Company entered into a consulting services agreement (the "Moda Agreement") with Moda Pharmaceuticals LLC ("Moda") to further the scientific advancement of technology, drug discovery platforms (including the technology licensed under the Yale MoDE Agreement), product candidates and related intellectual property owned or controlled by the Company.
Under the Moda Agreement, the Company agreed to make success-based payments based on developmental, regulatory and commercial milestones. The Moda Agreement has a term of four years and may be terminated earlier by the Company or Moda under certain circumstances including, for example, the Company's discontinuation of research on the MoDE platform or default. In August 2023, the Company entered into an amendment to the Moda Agreement with Moda. As of December 31, 2024, under the Moda Agreement, as amended, the Company had remaining contingent development, regulatory approval, and commercial milestone payments of up to $31,245, $22,000, and $104,612, respectively.
For the year ended December 31, 2024, the Company recorded research and development expense of $2,125 related to developmental milestones under the Moda Agreement. The Company did not record any material research and development expense or make any milestone payments related to the Moda Agreement for the years ended December 31, 2023 and 2022.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of December 31, 2024, there were no matters which would have a material impact on the Company’s financial results.
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
The Company, including the Former Parent for periods prior to the Separation, has historically outsourced all of the research and clinical development for its programs under a master services agreement with Biohaven Pharmaceuticals, Inc. (“BPI”). As a result of providing services under this agreement, BPI was profitable during the years ended December 31, 2024, 2023 and 2022. A similar arrangement is also in place for the Company's subsidiary, Biohaven Biosciences

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
12. Income Taxes (Continued)
Ireland Limited ("BBIL"). The Companies are subject to taxation in the United States and Ireland, respectively, and the Company's tax provision includes the effects of consolidating the results of operations of BPI and BBIL.
At December 31, 2024 and 2023, the Company continued to maintain a full valuation allowance against its net deferred tax assets, which are comprised primarily of net operating loss carryforwards, research and development tax credit carryforwards and capitalized research and development deductions, based on management’s assessment that it is more likely than not that the deferred tax assets will not be realized. The Company will continue to evaluate the need for a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.
The Company recorded an income tax provision during the year ended December 31, 2024 of $735, an income tax benefit during the year ended December 31, 2023 of $1,383, and an income tax provision during the year ended December 31, 2022 of $438, which primarily represent Federal and state taxes related to the Company’s profitable operations in the U.S. and Ireland.
Loss before provision for income taxes consisted of the following:

	Year Ended December 31,
	2024	2023	2022
BVI	$(885,508)	$(424,647)	$(598,046)
Foreign	39,821	15,096	28,205
Loss before provision for income taxes	$(845,687)	$(409,551)	$(569,841)
The provision for income taxes consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Current income tax provision (benefit):
BVI	$—	$—	$—
Foreign	735	(1,383)	438
Total current income tax provision (benefit)	735	(1,383)	438
Deferred income tax provision (benefit):
BVI	—	—	—
Foreign	—	—	—
Total deferred income tax provision (benefit)	—	—	—
Total provision (benefit) for income taxes	$735	$(1,383)	$438
A reconciliation of the BVI statutory income tax rate of 0% to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
BVI statutory income tax rate	0.0%	0.0%	0.0%
Foreign tax rate differential	0.8	1.3	(12.6)
Tax credits	(3.3)	(12.7)	(5.8)
Change in valuation allowance	2.7	10.6	18.5
Other	(0.1)	0.5	0.0
Effective income tax rate	0.1%	(0.3)%	0.1%
The Company's income tax provision primarily represents Federal and state taxes related to the profitable operations of its subsidiaries in the United States and Ireland. The income tax benefit recorded during the year ended December 31, 2023 was primarily attributable to the adoption of the guidance contained in a Notice of Proposed Rule Making issued by the United States Internal Revenue Service during the third quarter of 2023 ("the Notice"). The Notice

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
12. Income Taxes (Continued)
indicates that BPI has the ability to immediately deduct R&D expenditures which were incurred in the U.S. and reimbursed by its foreign parent. Previously these expenditures were capitalized, as was generally required under the Tax Cuts and Jobs Act, which was effective for tax years beginning on or after January 1, 2022. Based on this guidance and its application to the Company's specific facts, Biohaven deducted these expenditures on its 2022 tax return, substantially reducing its taxable income in the U.S. and capitalized R&D expenditures, resulting in an increase to its federal net operating loss carryforward of $598,679 that can be carried forward indefinitely. The Company's adoption of the Notice in 2023 also increased its State net operating losses, resulting in the reversal of $800 of state income taxes recorded in 2022.
Net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2024	2023
Deferred tax assets:
Foreign net operating loss carryforwards	$144,179	$138,480
Tax credits	140,201	111,660
R&D capitalization	5,891	887
Other	21,878	15,944
Valuation allowance	(303,731)	(259,448)
Total deferred tax assets	8,418	7,523
Deferred tax liabilities:
Other	(8,418)	(7,523)
Total deferred tax liabilities	(8,418)	(7,523)
Net deferred tax asset (liability)	$—	$—
As of December 31, 2024 and 2023, the Company had foreign net operating loss carryforwards of $890,792 and $847,582, respectively. As of December 31, 2024 and 2023, the Company had federal and state research and development and orphan drug credits of $140,201 and $111,660, respectively, which begin to expire in 2035.
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2024 and 2023 were due primarily to the acquisition of Pyramid and offset by the utilization of net operating losses and tax credit carryforwards. The change in the valuation allowance for deferred tax assets during the year ended December 31,2022 was due primarily to generation of nondeductible research expenses and tax credit carryforwards.

	Year Ended December 31,
	2024	2023	2022
Valuation allowance as of beginning of year	$259,448	$216,061	$54,224
Increases recorded to Purchase Accounting and Net Investment from Former Parent	21,538	—	50,905
Increases recorded to income tax provision	22,745	43,387	110,932
Valuation allowance as of end of year	$303,731	$259,448	$216,061
The Company followed the authoritative guidance for recognizing and measuring uncertainty in income taxes for tax positions taken or expected to be taken in a tax return.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
12. Income Taxes (Continued)
The beginning and ending amounts of unrecognized tax benefits reconciles as follows:

	Year Ended December 31,
	2024	2023	2022
Beginning of period balance	$2,200	$2,200	$3,800
Increase for tax positions taken during the current period	100	—	—
Decrease recorded to Purchase Accounting and Net Investment from Former Parent	—	—	(1,600)
End of period balance	$2,300	$2,200	$2,200
The unrecognized tax benefits relate primarily to issues common among multinational corporations. All of these unrecognized tax benefits, if recognized, would impact the Company's effective income tax rate. The Company's policy is to record interest and penalties related to income taxes, if any, as part of its income tax provision. As of December 31, 2024 and 2023, the total amount of accrued interest and penalties was not significant.
BPI, Kleo and Pyramid file income tax returns in the U.S. and certain state jurisdictions. The U.S. federal and state income tax returns are generally open to tax examinations for the tax year ended December 31, 2021 and subsequent years. BPI and Kleo are under exam by the State of Connecticut for the tax years December 31, 2017 and forward.
13. Related Party Transactions
Related Party Agreements
License Agreements with Yale
On September 30, 2013, the Company entered into the Yale Agreement with Yale (see Note 10, "License, Acquisitions and Other Agreements," for details). The Company’s Chief Executive Officer is one of the inventors of the patents that the Company has licensed from Yale and, as such, is entitled to a specified share of the glutamate product-related royalty revenues that may be received by Yale under the Yale Agreement.
In January 2021, the Company entered into the Yale MoDE Agreement with Yale (see Note 10, "License, Acquisitions and Other Agreements," for details). Under the license agreement, the Company acquired exclusive, worldwide rights to Yale's intellectual property directed to its MoDE platform. Under the Yale MoDE Agreement, the Company entered into the Yale MoDE SRA (see Note 10, "License, Acquisitions and Other Agreements," for details), which included funding of up to $4,000 over the life of the agreement. In May 2023, the Company entered into an additional sponsored research agreement with Yale University (the "2023 Yale SRA"), which includes funding of up to $612 over the life of the agreement.
For the years ended December 31, 2024, 2023 and 2022, the Company recorded $1,864, $2,942 and $3,420, respectively, in research and development expense, including certain administrative expenses, related to the Yale MoDE Agreement and the Yale MoDE SRA, the Yale Agreement, and the 2023 Yale SRA (collectively, the "Yale Agreements"). As of December 31, 2024, the Company did not owe any material amounts to Yale.
Relationship with the Former Parent
Upon the effectiveness of the Separation on October 3, 2022, the Former Parent ceased to be a related party to the Company and accordingly, no related party transactions or balances are reported subsequent to October 3, 2022.
On October 3, 2022, the Company entered into agreements with the Former Parent in connection with the Separation, including a Transition Services Agreement. For a full discussion of agreements entered into with the Former Parent, refer to Note 14, "Related Party Transactions" to the consolidated financial statements included in the 2023 Form 10-K. The Company did not record any material income for transition services provided to the Former Parent during the year ended December 31, 2024. For the years ended December 31, 2023 and 2022 the Company recorded $9,250 and $4,024, respectively, in other income reflecting transition services provided to the Former Parent.
Relationship with the Former Parent prior to the Separation
Pursuant to the Distribution Agreement, immediately prior to the Separation the Former Parent made a cash contribution to the Company which resulted in a cash balance of approximately $257,799 as of October 3, 2022.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
13. Related Party Transactions (Continued)
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
For periods prior to the Separation, these allocations to the Company are reflected in the consolidated statement of operations as follows:

Year Ended December 31,
2022
Research and development	$146,521
General and administrative	82,744
Total	$229,265
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
Non-Cash Share-Based Compensation
As discussed in Note 8, "Non-Cash Share-Based Compensation," prior to the Separation, Biohaven employees participated in the Former Parent’s non-cash share-based compensation plans, the costs of which, including those related to the Acceleration, have been allocated to the Company and recorded in research and development and general and administrative expenses in the consolidated statements of operations for periods prior to the Separation.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
13. Related Party Transactions (Continued)
Net Transfers From Former Parent
Net transfers from Former Parent represent the net effect of transactions between the Company and the Former Parent prior to the Separation. The components of net transfers from Former Parent are as follows:

Year Ended December 31,
2022(1)
General financing activities	$399,231
Corporate cost allocations, excluding non-cash share-based compensation	49,899
Net transfers from Former Parent as reflected in the Consolidated Statement of Cash Flows	449,130
Non-cash share-based compensation	179,367
Issuance of Former Parent common shares to repurchase non-controlling interest in a subsidiary	60,000
Issuance of Former Parent common shares as payment for IPR&D asset acquisition	58,747
Issuance of Former Parent common shares as payment for license and consulting agreements	1,779
Separation related adjustments(2)	27,811
Other non-cash adjustments	(204)
Net transfers from Former Parent as reflected in the Consolidated Statement of Changes in Equity	$776,630
(1) The amounts for the year ended December 31, 2022 represent activity through the date of Separation.
(2) Refer to Note 1, "Nature of the Business and Basis of Presentation," for further details on separation related adjustments.
14. Segment Information
The Company manages its operations as a single segment, focused on the discovery, development, and commercialization of life-changing treatments in key therapeutic areas, including immunology, neuroscience, and oncology. Our Chief Executive Officer (“CEO”), as the Company's chief operating decision maker, manages and allocates resources at a consolidated level.
Our CEO uses net loss that is also reported on the consolidated statement of operations as net loss to assess performance and decide how to allocate resources. The CEO uses net loss to evaluate the allocation of resources across functions, therapeutic areas, and research and development projects in line with our overarching long-term company-wide strategic goals as well as to monitor budget versus actual results.
The accounting policies of the Company's single operating segment are the same as those described in the summary of significant accounting policies as described in Note 2. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. In 2024 and 2023, materially all the Company's long-lived assets were held in the United States. Expenditures for the addition of long-lived assets are reported on the consolidated statements of cash flows as purchases of property and equipment.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
14. Segment Information (continued)
Additional information about segment profit or loss and significant segment expenses is as follows:

	Year Ended December 31,
	2024	2023	2022
Direct R&D program expense
BHV-4157 (Troriluzole)	$63,983	$73,080	$58,769
BHV-2000 (Taldefgrobep Alfa)	59,710	40,870	16,799
BHV-7000 & BHV-7010 (Kv7)	136,422	47,327	131,956
BHV-2100 (TRPM3 Antagonist)	29,044	12,865	8,255
BHV-8000 (TYK2/JAK1)	12,697	39,025	—
BHV-1300 (IgG Degrader)	30,078	22,239	—
BHV-1310 (IgG Degrader)	13,341	1,962	—
BHV-1400 (IgA Degrader)	19,572	1,810	—
BHV-1600 (β1-AR AAB Degrader)	14,650	254	—
BHV-1510 (Trop2)	28,540	—	—
BHV-1530 (FGFR3)	14,554	—	—
Other R&D program expense	2,821	5,615	21,207
Preclinical research programs R&D Expense	57,181	35,911	18,116
R&D personnel expense (excluding share-based compensation)(1)	73,644	60,058	53,743
R&D Share-based compensation expense	42,594	15,985	116,379
R&D Knopp amendment expense	171,850	—	—
G&A personnel expense (excluding share-based compensation)(1)	24,894	21,087	20,164
G&A Share-based compensation expense	29,369	12,802	77,177
Other segment items (2)	60,167	45,161	45,367
Non-operating (income) expense	(39,424)	(26,500)	1,909
Provision (benefit) for income taxes	735	(1,383)	438
Segment net loss	846,422	408,168	570,279

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
Consolidated net loss	$846,422	$408,168	$570,279
(1)    Personnel expense includes employee payroll, bonus, and employee benefits for medical care, retirement, insurances and other.
(2)    Other segment items included in Segment net loss include unallocated non-program R&D expense, legal, accounting and other professional service fees, rent and utilities expense, depreciation, and other corporate expenses.