Form 10-Q
period 2025-03-31
Biohaven Ltd.
filed 2025-05-12
CIK 1935979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2025, the registrant had 102,112,524 common shares, without par value per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

BIOHAVEN LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,417	$99,134
Marketable securities	224,332	386,857
Prepaid expenses	56,390	49,376
Other current assets	3,618	3,105
Total current assets	382,757	538,472
Property and equipment, net	17,788	17,320
Intangible assets	18,400	18,400
Goodwill	1,390	1,390
Other non-current assets	38,611	39,525
Total assets	$458,946	$615,107
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$19,142	$18,029
Accrued expenses and other current liabilities	56,572	51,487
Forward contract and derivative liability	88,320	84,710
Total current liabilities	164,034	154,226
Non-current operating lease liability	30,804	32,782
Other non-current liabilities	4,613	4,663
Total liabilities	199,451	191,671
Commitments and contingencies (Note 11)
Shareholders' Equity:
Preferred shares, no par value; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common shares, no par value; 200,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 102,104,024 and 101,221,989 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,689,346	1,656,702
Additional paid-in capital	137,467	112,369
Accumulated deficit	(1,567,391)	(1,345,714)
Accumulated other comprehensive income	73	79
Total shareholders' equity	259,495	423,436
Total liabilities and shareholders' equity	$458,946	$615,107
The accompanying notes are an integral part of these condensed consolidated financial statements.
3

BIOHAVEN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$187,584	$155,972
General and administrative	33,977	27,268
Total operating expenses	221,561	183,240
Loss from operations	(221,561)	(183,240)
Other income, net	493	4,305
Loss before provision for income taxes	(221,068)	(178,935)
Provision for income taxes	609	569
Net loss	$(221,677)	$(179,504)
Net loss per share — basic and diluted	$(2.17)	$(2.20)
Weighted average common shares outstanding—basic and diluted	101,943,396	81,601,826
Comprehensive loss:
Net loss	$(221,677)	$(179,504)
Other comprehensive loss, net of tax	(6)	(41)
Comprehensive loss	$(221,683)	$(179,545)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(221,677)	$(179,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,246	1,446
Non-cash share-based compensation	53,062	34,877
Issuance of common shares as payment for acquisition of IPR&D asset	—	10,347
Issuance of common shares as payment under license and other agreements	4,844	5,637
Change in fair value of forward contract and derivative liabilities	3,610	—
Other non-cash items, net	(2,844)	(1,058)
Changes in operating assets and liabilities, net of effects of acquisition:
Prepaid expenses and other current and non-current assets	(7,238)	(2,622)
Accounts payable	91	19,066
Accrued expenses and other current and non-current liabilities	2,782	9,174
Net cash used in operating activities	(165,124)	(102,637)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	210,000	81,164
Purchases of marketable securities	(44,660)	(47,084)
Purchases of property and equipment	(461)	(440)
Cash acquired from acquisition of IPR&D asset	—	391
Net cash provided by investing activities	164,879	34,031
Cash flows from financing activities:
Proceeds from equity incentive plan	369	2,203
Other financing activities, net	—	1,220
Net cash provided by financing activities	369	3,423
Effects of exchange rates on cash, cash equivalents, and restricted cash	23	(6)
Net decrease in cash, cash equivalents, and restricted cash	147	(65,189)
Cash, cash equivalents, and restricted cash at beginning of period	102,542	252,120
Cash, cash equivalents, and restricted cash at end of period	$102,689	$186,931
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.   Nature of the Business and Basis of Presentation
Biohaven Ltd. (“we,” “us," "our," "Biohaven" or the “Company”) was incorporated in Tortola, British Virgin Islands in May 2022. Biohaven is a biopharmaceutical company focused on the discovery, development and commercialization of life-changing treatments in key therapeutic areas, including immunology, neuroscience, and oncology. The Company is advancing its innovative portfolio of therapeutics, leveraging its proven drug development experience and multiple, proprietary drug development platforms. Biohaven's extensive clinical and preclinical programs include Kv7 ion channel modulation for epilepsy and mood disorders; Molecular Degrader of Extracellular Proteins (“MoDE”) and Targeted Removal of Aberrant Protein ("TRAP") extracellular protein degradation for immunological diseases; Transient Receptor Potential Melastatin 3 ("TRPM3") antagonism for migraine and neuropathic pain; Tyrosine Kinase 2/Janus Kinase 1 ("TYK2/JAK1") inhibition for neuroinflammatory disorders; glutamate modulation for obsessive compulsive disorder and spinocerebellar ataxia; myostatin inhibition for neuromuscular and metabolic diseases, including spinal muscular atrophy and obesity; antibody recruiting bispecific molecules; and antibody drug conjugates ("ADCs") for cancer.
The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development ("R&D") efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts may require additional capital, additional personnel and infrastructure, and further regulatory and other capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
Separation from Biohaven Pharmaceutical Holding Company Ltd.
On October 3, 2022, Biohaven Pharmaceutical Holding Company Ltd. (the “Former Parent”) completed the distribution to holders of its common shares of all of our outstanding common shares and the spin-off of Biohaven from the Former Parent (the “Separation”). As a result of the Separation, Biohaven became an independent, publicly traded company as of October 3, 2022, and commenced regular way trading under the symbol “BHVN”’ on the New York Stock Exchange on October 4, 2022.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying condensed consolidated financial statements include the accounts of Biohaven and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Going Concern
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.
Through May 12, 2025, the Company has funded its operations primarily with funding from the Former Parent, including a cash contribution received at the Separation, proceeds from the sale of its common shares, and proceeds from the sale of senior secured notes under its Note Purchase Agreement (as defined and described in Note 14, "Subsequent Events"). The Company has incurred recurring losses since its inception and expects to continue to generate operating losses for the foreseeable future.
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
2.   Summary of Significant Accounting Policies
Our significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K"). Updates to our accounting policies are discussed below in this Note 2.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025, the results of its operations for the three months ended March 31, 2025 and 2024, and its cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Reclassifications
Certain items in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual for research and development expenses and valuation of forward contract and derivative liability. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
Restricted Cash
Restricted cash included in other current assets in the condensed consolidated balance sheets consists primarily of employee contributions to the Company's employee share purchase plan held for future purchases of the Company's outstanding shares. See Note 8, "Non-Cash Share-Based Compensation," of the 2024 Form 10-K for additional information on the Company's employee share purchase plan.
Restricted cash included in other non-current assets in the condensed consolidated balance sheets primarily represents collateral held by banks for a letter of credit ("LOC") issued in connection with the leased office space in

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

Yardley, Pennsylvania and LOCs issued in connection with the leased office and lab spaces in Cambridge, Massachusetts and Pittsburgh, Pennsylvania. See Note 11, ‘‘Commitments and Contingencies,’’ of the 2024 Form 10-K for additional information on the real estate leases.
The following represents a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash as of March 31, 2025 and March 31, 2024, respectively, in the condensed consolidated statements of cash flows:

	As of March 31, 2025	As of March 31, 2024
Cash and cash equivalents	$98,417	$182,705
Restricted cash (included in other current assets)	1,105	1,801
Restricted cash (included in other non-current assets)	3,167	2,425
Total cash, cash equivalents and restricted cash at the end of the period in the condensed consolidated statement of cash flows	$102,689	$186,931
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for the Company for the fiscal year ending December 31, 2025. The Company does not plan to early adopt and is currently evaluating the impact ASU No. 2023-09 will have on its consolidated financial statements.
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
3. Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of debt securities available-for-sale by type of security at March 31, 2025 and December 31, 2024 were as follows:

	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025
Debt securities
U.S. treasury bills	$104,396	$—	$104,396	$—	$(31)	$104,365
U.S. treasury bonds	119,896	—	119,896	71	—	119,967
Total	$224,292	$—	$224,292	$71	$(31)	$224,332

December 31, 2024
Debt securities
U.S. treasury bills	312,262	—	312,262	82	(47)	312,297
U.S. treasury bonds	74,526	—	74,526	34	—	74,560
Total	$386,788	$—	$386,788	$116	$(47)	$386,857

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.  Marketable Securities (Continued)

The fair values of debt securities available-for-sale by classification in the condensed consolidated balance sheets were as follows:

	March 31, 2025	December 31, 2024
Marketable securities	224,332	386,857
Total	$224,332	$386,857
The net amortized cost and fair value of debt securities available-for-sale at March 31, 2025 and December 31, 2024 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

	March 31, 2025		December 31, 2024
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$224,292	$224,332	$386,788	$386,857
Summarized below are the debt securities available-for-sale the Company held at March 31, 2025 and December 31, 2024 that were in an unrealized loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months
	Number of Securities	Fair Value	Unrealized Losses
March 31, 2025
Debt securities
U.S. treasury bills	6	$89,368	$(31)

December 31, 2024
Debt securities
U.S. treasury bills	4	$58,988	$(47)

The Company did not have any investments in a continuous unrealized loss position for more than twelve months as of March 31, 2025 or December 31, 2024.
The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company's business. In performing this review, the Company considered factors such as the credit quality of the investment security based on research performed by external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. As of March 31, 2025, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.  Marketable Securities (Continued)

Net Investment Income
Gross investment income includes interest income from debt securities available-for-sale, money-market funds, cash and restricted cash. Net investment income included in other income, net in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Debt securities (including realized losses)	$3,228	$2,069
Other investments	1,011	2,262
Gross investment income (including realized losses)	4,239	4,331
Investment expenses	(33)	(30)
Net investment income	$4,206	$4,301
We utilize the specific identification method in computing realized gains and losses on sales of debt securities. There were no proceeds from the sale of available-for-sale debt securities or related gross realized capital gains or losses for the three months ended March 31, 2025 and 2024.
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
Financial Instruments Measured at Fair Value on the Condensed Consolidated Balance Sheets
Certain of the Company's financial instruments are measured at fair value on the condensed consolidated balance sheets on a recurring basis. The fair values of these instruments are based on valuations that include inputs that can be classified within one of three levels of a hierarchy established by GAAP. See Fair Value Measurements in Note 2,

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
"Summary of Significant Accounting Policies," for a description of the type of valuation information ("valuation inputs") that qualifies a financial asset or liability for each level.
Financial assets and liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at March 31, 2025 and December 31, 2024 were as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
March 31, 2025
Assets:
Cash equivalents	Money market funds	$80,271	$—	$—	$80,271
Marketable securities	U.S. treasury bills	—	104,365	—	104,365
Marketable securities	U.S. treasury bonds	—	119,967	—	119,967
Other non-current assets	Money market funds	3,167	—	—	3,167
Total assets		$83,438	$224,332	$—	$307,770

Liabilities:
Forward contract liability	Forward contract, current	$—	$—	$73,320	$73,320
Derivative liability, current	Written put option, current	—	—	15,000	15,000
Total liabilities		$—	$—	$88,320	$88,320

December 31, 2024
Assets:
Cash equivalents	Money market funds	$38,967	$—	$—	$38,967
Marketable securities	U.S. treasury bills	29,707	282,590	—	312,297
Marketable securities	U.S. treasury bonds	—	74,560	—	74,560
Other non-current assets	Money market funds	3,133	—	—	3,133
Total assets		$71,807	$357,150	$—	$428,957

Liabilities:
Forward contract liability	Forward contract, current	$—	$—	$71,500	$71,500
Derivative liability, current	Written put option, current	—	—	13,210	13,210
Total liabilities		$—	$—	$84,710	$84,710
There were no securities transferred between Level 1, 2, and 3 during the three months ended March 31, 2025 or 2024.
The following is a description, including valuation methodology, of the financial assets and liabilities measured at fair value on a recurring basis:
Cash Equivalents
Cash equivalents at March 31, 2025 consisted of cash invested in short-term money market funds that are readily convertible to known amounts of cash and redeemable daily at the election of the Company. The carrying value of cash equivalents approximates fair value because the near term maturity of the fund's underlying security holdings result in an insignificant change in value related to changes in interest rates. When quoted prices are available in an active market, cash equivalents are classified in Level 1 of the fair value hierarchy.

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
Forward Contract and Derivative Liability
In connection with the amendment, dated as of May 1, 2024 (the "Knopp Amendment"), to the Membership Interest Purchase Agreement, dated as of February 24, 2022 (as amended, the "Knopp Agreement"), entered into with Knopp Biosciences, LLC ("Knopp"), the Company agreed to issue to Knopp additional common shares of the Company with an approximate value of $75,000 within 60 days of the first anniversary of execution of the Knopp Amendment (the “2025 Additional Consideration”). On May 1, 2025, the total number of common shares to be issued for the 2025 Additional Consideration was determined to be 3,588,688. In addition, Knopp has the option to request a one-time cash true-up payment from the Company in December 2025, as defined in the Knopp Agreement (the "2025 Knopp True-up"). See Note 10, "License, Acquisitions and Other Agreements," for further details.
The following table provides a roll forward of the fair value of the Company's forward contract and derivative liability related to the 2025 Additional Consideration and 2025 Knopp True-Up, respectively, for which fair value is determined by Level 3 inputs from December 31, 2024 to March 31, 2025:

Carrying Value
Fair value at December 31, 2024	$84,710
Change in fair value of forward contract and derivative liabilities in other income, net	3,610
Fair value at March 31, 2025	$88,320
The fair value of the forward contract and remaining derivative liability recognized in connection with the Knopp Amendment was determined based on significant inputs not observable in the market, and therefore represents a Level 3 measurement within the fair value hierarchy. The valuation is based on a Monte Carlo simulation of Biohaven's share price, which requires judgment and assumptions regarding the volatility of Biohaven's share price, discounted to present value using a risk-free rate plus Biohaven-specific credit risk since payable in a variable number of shares for the 2025 Additional Consideration or potentially cash for the 2024 Additional Consideration True-up. A summary of the unobservable inputs (Level 3 inputs) used in measuring the Company’s forward contract and derivative liability related to the 2025 Additional Consideration and the 2025 Knopp True-Up, respectively, as of March 31, 2025 and December 31, 2024 are as follows, presented on a weighted-average basis based on relative fair value:

	As of March 31, 2025	As of December 31, 2024
Time to payment and potential payment (years)	0.25	0.50
Volatility (annual)	75.0%	67.5%
Discount rate	14.5%	12.0%
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

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of March 31, 2025	As of December 31, 2024
Building and land	$14,078	$14,078
Leasehold improvements	824	824
Computer hardware and software	896	875
Office and lab equipment	12,059	11,620
Furniture and fixtures	1,811	1,811
	$29,668	$29,208
Accumulated depreciation	(13,221)	(12,206)
	16,447	17,002
Equipment not yet in service	1,341	318
Property and equipment, net	$17,788	$17,320
Depreciation expense was $1,015 for the three months ended March 31, 2025 and $941 for the three months ended March 31, 2024.
Equipment not yet in service primarily consisted of lab equipment that had not been placed into service as of March 31, 2025 and December 31, 2024.
Other Non-current Assets
Other non-current assets consisted of the following:

	As of March 31, 2025	As of December 31, 2024
Operating lease right-of-use assets	$35,434	$36,391
Other	3,177	3,134
Other non-current assets	$38,611	$39,525
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of March 31, 2025	As of December 31, 2024
Accrued employee compensation and benefits	$6,526	$154
Accrued clinical trial costs	32,113	38,432
Operating lease liabilities - current portion	4,708	3,802
Other accrued expenses and other current liabilities	13,225	9,099
Accrued expenses and other current liabilities	$56,572	$51,487

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

6.   Shareholders' Equity
Changes in shareholders’ equity for the three months ended March 31, 2025 and 2024 were as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances as of December 31, 2024	101,221,989	$1,656,702	$112,369	$(1,345,714)	$79	$423,436
Net loss	—	—	—	(221,677)	—	(221,677)
Obligation to issue common shares as payment under license and other agreements	222,119	8,554	(8,554)	—	—	—
Issuance of common shares as payment under license and other agreements	132,700	4,844	—	—	—	4,844
Issuance of common shares under 2022 Equity Incentive Plan	527,216	19,246	(19,410)	—	—	(164)
Non-cash share-based compensation expense	—	—	53,062	—	—	53,062
Other comprehensive loss	—	—	—	—	(6)	(6)
Balances as of March 31, 2025	102,104,024	$1,689,346	$137,467	$(1,567,391)	$73	$259,495

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances as of December 31, 2023	81,115,723	$887,528	$39,804	$(499,292)	$(65)	$427,975
Net loss	—	—	—	(179,504)	—	(179,504)
Issuance of common shares as payment for IPR&D asset	242,958	10,347	—	—	—	10,347
Issuance of common shares as payment for license and other agreements	97,233	5,637	—	—	—	5,637
Issuance of common shares under 2022 Equity Incentive Plan	351,307	7,452	(5,296)	—	—	2,156
Non-cash share-based compensation expense	—	—	34,877	—	—	34,877
Other comprehensive loss	—	—	—	—	(41)	(41)
Balances as of March 31, 2024	81,807,221	910,964	69,385	(678,796)	(106)	301,447
Merus Agreement
In January 2025, the Company entered into a research, co-development and collaboration agreement (the "Merus Agreement") with Merus N.V. ("Merus") to co-develop three novel dual-targeting ADCs, leveraging Merus’ Biclonics® technology platform, and Biohaven's next-generation ADC conjugation and payload platform technologies. As consideration under the Merus Agreement, the Company paid an upfront payment of 132,700 common shares valued at approximately $4,844 as of the effective date, which were issued in February 2025. The upfront payment was recognized as R&D expense in the first quarter of 2025.
FGFR3 Agreement
In December 2024, the Company, GeneQuantum Healthcare (Suzhou) Co. Ltd. ("GeneQuantum") and Aimed Bio, Inc. ("Aimed Bio") entered into a development and license agreement (the "FGFR3 Agreement") pursuant to which Biohaven obtained the exclusive rights to develop and commercialize GeneQuantum's and Aimed Bio's joint research fibroblast growth factor receptor 3 ("FGFR3") ADC program. As consideration under the FGFR3 Agreement, the Company paid an upfront payment of 222,119 common shares valued at approximately $8,554 as of the effective date, which were issued in

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
6.   Shareholders' Equity (Continued)
January 2025. The upfront payment was recognized as R&D expense in the fourth quarter of 2024 and the obligation to issue common shares was recorded to additional paid-in capital on the consolidated balance sheet.
Pyramid Acquisition
In January 2024, the Company acquired Pyramid Biosciences, Inc. ("Pyramid") pursuant to an Agreement and Plan of Merger, dated January 7, 2024 (the "Pyramid Agreement"). In consideration for the Pyramid acquisition, Biohaven made an upfront payment of 255,794 Company common shares, valued at approximately $10,894. As of March 31, 2025, 253,838 of these common shares had been issued by the Company.
During the three months ended March 31, 2024, the Company recorded $5,689 of R&D expense in the condensed consolidated statement of operations and comprehensive loss for a developmental milestone which became due under the Pyramid Agreement, to be paid in 98,129 Company common shares. As of March 31, 2025, 97,387 of these common shares had been issued by the Company. Refer to Note 10, "License, Acquisitions and Other Agreements," for further discussion of the Pyramid acquisition.
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
As of March 31, 2025, the Company sold and issued 4,248,588 common shares under the Equity Distribution Agreement, as amended, for total net proceeds of approximately $146,250. As of March 31, 2025, additional common shares having an aggregate offering price of up to $300,000 remain available to be issued.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
7. Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net unrealized investment gains (losses):
Beginning of period balance	$69	$3
Other comprehensive loss(1)	(29)	(35)
End of period balance	40	(32)

Foreign currency translation adjustments:
Beginning of period balance	10	(68)
Other comprehensive income (loss)(1)	23	(6)
End of period balance	33	(74)

Total beginning of period accumulated other comprehensive income (loss)	79	(65)
Total other comprehensive loss	(6)	(41)
Total end of period accumulated other comprehensive income (loss)	$73	$(106)
(1) There was no tax on other comprehensive loss and no amounts reclassified from accumulated other comprehensive loss during the period.
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

	Three Months Ended March 31,
	2025	2024
Research and development expenses	$35,233	$21,291
General and administrative expenses	17,829	13,586
Total non-cash share-based compensation expense	$53,062	$34,877
As of March 31, 2025, total unrecognized compensation cost related to the unvested share-based awards was $154,832, which is expected to be recognized over a weighted average period of 1.80 years.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
8.   Non-Cash Share-Based Compensation (Continued)
The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company's common shares for those share options that had exercise prices lower than the fair value of the Company's common shares at March 31, 2025.
The weighted average grant date fair value per share of share options granted under the Company's share option plan during the three months ended March 31, 2025 and 2024 was $26.25 and $30.82, respectively. The Company expects approximately 6,581,448 of the unvested share options to vest over the requisite service period.
The following table is a summary of the Company's share option activity for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2024	12,781,084	$17.46
Granted	2,726,375	$38.53
Exercised	(55,365)	$7.37
Forfeited	(17,724)	$37.70
Outstanding as of March 31, 2025	15,434,370	$21.20	8.27	$136,819
Options exercisable as of March 31, 2025	8,852,922	$16.86	8.00	$99,101
Vested and expected to vest as of March 31, 2025	15,434,370	$21.20	8.27	$136,819
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
The total fair value of RSUs vested during the three months ended March 31, 2025 and 2024 was $19,215 and $3,693, respectively.
The following table is a summary of the RSU activity for the three months ended March 31, 2025:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	277,221	$41.87
Granted	1,622,375	$38.58
Forfeited	(2,749)	$39.69
Vested	(489,746)	$39.23
Unvested as of March 31, 2025	1,407,101	$39.00

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

9.   Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven was calculated as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(221,677)	$(179,504)
Denominator:
Weighted average common shares outstanding—basic and diluted	101,943,396	81,601,826
Net loss per share — basic and diluted	$(2.17)	$(2.20)
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

	As of March 31,
	2025	2024
Options to purchase common shares	15,434,370	13,492,959
Warrants to purchase common shares	294,195	—
Restricted share units	1,407,101	260,202
Total	17,135,666	13,753,161
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
License and Other Agreements
As of March 31, 2025, the Company had potential future developmental, regulatory and commercial milestone payments under its license and other agreements of up to approximately $180,538, $701,975, and $3,185,450, respectively. See below for a detailed discussion of these agreements. The Company has not recorded these potential contingent consideration payments as liabilities in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at March 31, 2025.
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
The Yale Agreement was amended and restated in May 2019. As of March 31, 2025, under the amended Yale Agreement, the Company had remaining contingent regulatory approval milestone payments of up to $2,000 and annual royalty payments of a low single-digit percentage based on net sales of riluzole-based products from the licensed patents or from products based on troriluzole. Under the amended and restated agreement, the royalty rates are reduced as

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10.  License, Acquisitions and Other Agreements (Continued)
compared to the original agreement. In addition, under the amended and restated agreement, the Company may develop products based on riluzole or troriluzole. The amended and restated agreement retains a minimum annual royalty of up to $1,000 per year, beginning after the first sale of product under the agreement. If the Company grants any sublicense rights under the Yale Agreement, it must pay Yale University a low single-digit percentage of sublicense income that it receives.
For the three months ended March 31, 2025 and 2024, the Company did not record any material milestone or royalty payments under the Yale Agreement.
In January 2021, the Company entered into a worldwide, exclusive license agreement with Yale University for the development and commercialization of a novel Molecular Degrader of Extracellular Protein ("MoDE") platform (the "Yale MoDE Agreement"). The platform pertains to the clearance of disease-causing protein and other biomolecules by targeting them for lysosomal degradation using multi-functional molecules. The Yale MoDE Agreement includes an obligation to pay a minimum annual royalty of up to $1,000 per year, and low single digit royalties on the net sales of licensed products. If the Company grants any sublicense rights under the Yale MoDE Agreement, it must pay Yale University a low single-digit percentage of sublicense income that it receives. As of March 31, 2025, under the Yale MoDE Agreement, the Company had remaining contingent development and commercial milestone payments of up to $538 and $2,950, respectively. The Yale MoDE Agreement terminates on the later of twenty years from the effective date, twenty years from the filing date of the first investigational new drug application for a licensed product or the last to expire of a licensed patent.
The Company did not record any material milestone or royalty payments under the Yale MoDE Agreement for the three months ended March 31, 2025. For the three months ended March 31, 2024, the Company recorded research and development expense of $150 related to the achievement of a developmental milestone under the Yale MoDE Agreement.
ALS Biopharma Agreement
In August 2015, the Company entered into an agreement (the "ALS Biopharma Agreement") with ALS Biopharma and Fox Chase Chemical Diversity Center Inc. ("FCCDC"), pursuant to which ALS Biopharma and FCCDC assigned the Company their worldwide patent rights to a family of over 300 prodrugs of glutamate modulating agents, including troriluzole, as well as other innovative technologies. Under the ALS Biopharma Agreement, the Company is obligated to use commercially reasonable efforts to commercialize and develop markets for the patent products. As of March 31, 2025, under the ALS Biopharma Agreement, the Company had remaining contingent regulatory approval milestone payments of up to $4,000, as well as royalty payments of a low single-digit percentage based on net sales of products licensed under the ALS Biopharma Agreement, payable on a quarterly basis.
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
For the three months ended March 31, 2025 and 2024, the Company did not record any material milestone or royalty payments under the ALS Biopharma Agreement.
Taldefgrobep Alfa License Agreement
In February 2022, following the transfer of intellectual property, the Company announced that it entered into a worldwide license agreement with BMS for the development and commercialization rights to taldefgrobep alfa (also known as BMS-986089), a novel, Phase 3-ready anti-myostatin adnectin (the "Taldefgrobep Alfa License Agreement").
As of March 31, 2025, under the Taldefgrobep Alfa License Agreement, the Company had remaining contingent regulatory approval milestone payments of up to $200,000, as well as tiered, sales-based royalty percentages from the high teens to the low twenties. There were no upfront or contingent payments to BMS related to the Taldefgrobep Alfa License Agreement.
For the three months ended March 31, 2025 and 2024, the Company did not record any material milestone or royalty payments under the Taldefgrobep Alfa License Agreement.

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
As of March 31, 2025, under the Highlightll Agreement, the Company had remaining contingent development, regulatory approval, and commercial milestone payments of up to $75,000, $37,500, and $837,500, respectively. Additionally, the Company has agreed to make tiered royalty payments as a percentage of net sales starting at mid-single digits and peaking at low teens digits. During the royalty term, if the Company offers to include China clinical sites in its Phase 3 study sufficient for submission to Chinese National Medical Products Administration and Highlightll, at its sole discretion, agrees, then Highlightll will pay royalties in the low tens digits to the Company on China sales upon approval.
The Highlightll Agreement terminates on a country-by-country basis upon expiration of the royalty term and can also be terminated if certain events occur, e.g., material breach or insolvency.
For the three months ended March 31, 2025 and 2024, the Company did not record any material milestone or royalty payments related to the Highlightll Agreement.
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

	Three Months Ended March 31,
	2025	2024
Milestone payments	$—	$1,500
Upfront Payments - Cash*	5,000	—
Upfront Payments - Issuance of Common Shares	$4,884	$—
*The 2025 amount includes $3,750 recorded to research and development expense related to cash owed for upfront payments which were not yet paid as of March 31, 2025 and is recorded within accrued expenses on the condensed consolidated balance sheet as of March 31, 2025.
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
In May 2024, the Company entered into the Knopp Amendment under which the parties thereto agreed to replace the scaled high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for BHV-7000 and the pipeline programs. The parties also agreed to reduce the success-based payments payable under the Purchase Agreement. The Company retains the ability to pay these contingent milestone payments in cash or in the

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10.  License, Acquisitions and Other Agreements (Continued)
Company's common shares at Biohaven's election, subject to the same increases if the Company elects to pay in the Company's common shares. As of March 31, 2025, under the Purchase Agreement, as amended, the Company had remaining success-based payments comprised of (i) to up to $185,000 based on regulatory approvals in the United States and EMEA for BHV-7000 and (ii) up to an additional $60,000 based on regulatory approval in the United States for the other Kv7 pipeline programs.
In consideration of the revisions to the success-based payment and royalty payment obligations, the Company agreed to issue to Knopp 1,872,874 Company common shares, valued at approximately $75,000, through a private placement within 60 days of the date of execution of the Knopp Amendment (the “2024 Additional Consideration”) and additional Company common shares with an approximate value of $75,000 within 60 days of the first anniversary of execution of the Knopp Amendment (the “2025 Additional Consideration”). On May 1, 2025, the total number of common shares to be issued for the 2025 Additional Consideration was determined to be 3,588,688. The Company has also given Knopp the option to request a one-time cash true-up payment from the Company in December 2024 in the event that Knopp continues to hold the Company's common shares representing the 2024 Additional Consideration and the value of such shares has declined (the "2024 Knopp True-Up"), and a one-time cash true-up payment from the Company in December 2025 in the event that Knopp continues to hold the Company's common shares representing the 2025 Additional Consideration and the value of such shares has declined (the "2025 Knopp True-Up"), in each case, subject to certain conditions.
The Company concluded that the agreement to issue the 2024 Additional Consideration at a future date represented a fixed forward contract under ASC 815 and classified the commitment as a forward contract liability on its condensed consolidated balance sheet on the execution date of the Knopp Amendment. The Company initially measured the forward contract associated with the 2024 Additional Consideration at a fair value of $75,220, which was recorded as R&D expense during the three months ended June 30, 2024 in its condensed consolidated statements of operations and comprehensive loss. In May 2024, the Company issued the 2024 Additional Consideration at an approximate value of $65,981 and recognized a gain of $9,239 in other income, net in its consolidated statement of operations. The gain on settlement of the 2024 Additional Consideration was due to the decline in fair value of the 2024 Additional Consideration from the execution date to the issuance date due to a decline in Biohaven's share price. The Company recognized no gains or losses related to the 2024 Additional Consideration for the three months ended March 31, 2025 and 2024.
The 2024 Additional Consideration True-up represents a net cash settled written put option measured at fair value on a recurring basis. The Company has concluded that the 2024 Additional Consideration True-up represents a net cash settled written put option on the Company’s shares and is a freestanding derivative liability under ASC 815. Accordingly, the Company classified the 2024 Additional Consideration True-up as a current derivative liability on its condensed consolidated balance sheet. The Company initially recorded the 2024 Additional Consideration True-up at a fair value of $15,540, which was recorded as R&D expense during the three months ended June 30, 2024 in its condensed consolidated statements of operations and comprehensive loss. The Company subsequently remeasured the fair value of the derivative liability. The 2024 Additional Consideration True-up was considered settled as of December 2024, with no cash payment due upon expiration. The Company recognized no gains or losses related to the 2024 Additional Consideration True-up for the three months ended March 31, 2025 and 2024.
The Company has concluded that the agreement to issue the 2025 Additional Consideration at a future date represents a forward contract settleable in a variable number of shares under ASC 480, and classified the commitment as a current forward contract liability on its condensed consolidated balance sheet. The Company initially measured the 2025 Additional Consideration at a fair value of $63,940, which was recorded as R&D expense during the three months ended June 30, 2024 in its condensed consolidated statement of operations and comprehensive loss. The Company subsequently remeasures the fair value of the forward contract liability and recognizes any gains or losses through other income, net in its condensed consolidated statement of operations and comprehensive loss. The Company recognized expense of $1,820 for the three months ended March 31, 2025 related to the 2025 Additional Consideration. The Company recognized no gains or losses related to the 2025 Additional Consideration for the three months ended March 31, 2024.
The Company has concluded that the 2025 Additional Consideration True-up represents a net cash settled written put option on the Company’s shares and is a freestanding derivative liability under ASC 815. Accordingly, the Company classified the 2025 Additional Consideration True-up as a non-current derivative liability on its condensed consolidated balance sheet. The Company initially recorded the 2025 Additional Consideration True-up at a fair value of $13,810, which was recorded as R&D expense during the three months ended June 30, 2024. The Company subsequently remeasures the

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
10.  License, Acquisitions and Other Agreements (Continued)
fair value of the derivative liability and recognizes any gains or losses through other income, net in its condensed consolidated statement of operations and comprehensive loss. The Company recognized expense of $1,790 for the three months ended March 31, 2025, related to the 2025 Additional Consideration True-up. The Company recognized no gains or losses related to the 2025 Additional Consideration True-up for the three months ended March 31, 2024.
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
The Company has not recorded any of the remaining contingent consideration payments to Knopp as a liability in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at March 31, 2025.
Pyramid Acquisition
In January 2024, the Company acquired Pyramid, pursuant to the Pyramid Agreement. In consideration for the Pyramid acquisition, Biohaven made an upfront payment of 255,794 Company common shares, valued at approximately $10,894.
The Company accounted for this purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, In Process Research and Development ("IPR&D"). The IPR&D asset has no alternative future use and relates primarily to BHV-1510. There was no material value assigned to any other assets or liabilities acquired in the acquisition. As such, the upfront payment discussed above was recorded as a charge to R&D expense in the accompanying condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2024.
As of March 31, 2025, under the Pyramid Agreement, the Company had remaining success-based payments comprised of (i) up to $5,000 based on developmental and regulatory milestones for the lead asset, BHV-1510 (formerly known as PBI-410), (ii) up to an additional $30,000 based on developmental and regulatory milestones for a second asset (formerly known as PBI-200) and (iii) up to $40,000 for commercial sales-based milestones of BHV-1510. Contingent developmental and regulatory milestone payments may be paid in cash or Biohaven common shares at the election of Biohaven and commercial sales-based milestones are to be made in cash.
The Company has not recorded any of the remaining contingent consideration payments as a liability in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at March 31, 2025.
For the three months ended March 31, 2025, the Company did not record any material milestone payments related to the Pyramid Agreement. During the three months ended March 31, 2024, the Company recorded $5,689 of R&D expense in the condensed consolidated statement of operations and comprehensive loss for a developmental milestone which became due under the Pyramid Agreement, to be paid in 98,129 common shares of the Company. See Note 6, "Shareholders' Equity," for discussion of common shares issued as part of the Pyramid Agreement.
11.   Commitments and Contingencies
Lease Agreements
The Company leases certain office and laboratory space. There have been no material changes to the lease obligations from those disclosed in Note 11, "Commitments and Contingencies" to the consolidated financial statements included in the 2024 Form 10-K.
Research Commitments
The Company has entered into agreements with several contract manufacturing organizations ("CMOs") and contract research organizations ("CROs") to provide products and services in connection with the Company’s preclinical

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  Commitments and Contingencies (Continued)

studies and clinical trials. As of March 31, 2025, the Company had no remaining maximum research commitments in excess of one year.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2025 or December 31, 2024.
License, Acquisition and Other Agreements
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
Under the Moda Agreement, the Company agreed to make success-based payments based on developmental, regulatory, and commercial milestones. The Moda Agreement has a term of four years and may be terminated earlier by the Company or Moda under certain circumstances including, for example, the Company's discontinuation of research on the MoDE platform or default. In August 2023, the Company entered into an amendment to the Moda Agreement with Moda. As of March 31, 2025, under the Moda Agreement, as amended. The Company had remaining contingent development, regulatory approval, and commercial milestone payments of up to $31,245, $22,000, and $104,612, respectively.
The Company did not record any material milestone payments related to the Moda Agreement for the three months ended March 31, 2025. For the three months ended March 31, 2024, the Company recorded research and development expense $850 related to developmental milestones under the Moda Agreement.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of March 31, 2025, there were no matters which would have a material impact on the Company’s financial results.
12. Related Party Transactions
Related Party Agreements
License Agreement with Yale University
On September 30, 2013, the Company entered into the Yale Agreement with Yale University (see Note 10). The Company’s Chief Executive Officer is one of the inventors of the patents that the Company has licensed from Yale

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
12. Related Party Transactions (continued)
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
For the three months ended March 31, 2025 and 2024, the Company recorded $521 and $445, respectively, in R&D expense, including certain administrative expenses, related to the Yale MoDE Agreement, the Yale Agreement, and the 2023 Yale SRA (collectively, the "Yale Agreements"). As of March 31, 2025, the Company did not owe any amounts to Yale University.
13. Segment Information
The Company manages its operations as a single segment focused on the discovery, development, and commercialization of life-changing treatments in key therapeutic areas, including immunology, neuroscience, and oncology. Biohaven's Chief Executive Officer (“CEO”), as the Company's chief operating decision maker, manages and allocates resources at a consolidated level.
The CEO uses net loss that is also reported on the condensed consolidated statement of operations as net loss to assess performance and decide how to allocate resources. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. Expenditures for the addition of long-lived assets are reported on the condensed consolidated statements of cash flows as purchases of property and equipment.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
13. Segment Information (continued)

Additional information about segment profit or loss and significant segment expenses is as follows:

	Three Months Ended March 31,
	2025	2024
Direct R&D program expense
BHV-4157 (Troriluzole)	$13,788	$17,087
BHV-2000 (Taldefgrobep Alfa)	6,184	11,128
BHV-7000 & BHV-7010 (Kv7)	31,573	24,803
BHV-2100 (TRPM3 Antagonist)	16,748	4,620
BHV-8000 (TYK2/JAK1)	4,373	4,249
BHV-1300 (IgG Degrader)	8,621	9,225
BHV-1310 (IgG Degrader)	1,074	3,261
BHV-1400 (IgA Degrader)	4,860	4,092
BHV-1600 (β1-AR AAB Degrader)	3,003	815
BHV-1510 (Trop2)	4,490	19,586
BHV-1530 (FGFR3)	3,176	—
Other R&D program expense	511	(241)
Preclinical research programs R&D Expense	25,535	11,863
R&D personnel expense (excluding share-based compensation)(1)	21,138	19,314
R&D Share-based compensation expense	35,233	21,291
G&A personnel expense (excluding share-based compensation)(1)	6,474	6,389
G&A Share-based compensation expense	17,829	13,586
Other segment items (2)	16,951	12,172
Non-operating (income) expense	(493)	(4,305)
Provision for income taxes	609	569
Segment net loss	221,677	179,504

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net loss	$221,677	$179,504
(1)    Personnel expense includes employee payroll, bonus, and employee benefits for medical care, retirement, insurances and other.
(2)    Other segment items included in Segment net loss include unallocated non-program R&D expense, legal, accounting and other professional service fees, rent and utilities expense, depreciation, and other corporate expenses.
14. Subsequent Events
Note Purchase Agreement
On April 28, 2025 (the “Closing Date”), Biohaven Ltd. and certain of its subsidiaries entered into a Note Purchase Agreement (the “Note Purchase Agreement”), by and among Biohaven Therapeutics Ltd., as issuer (the “Issuer”), the Company and certain subsidiaries of the Company, as obligors (together with the Issuer, the “Obligors”), the purchasers party thereto (the “Purchasers”) and Beetlejuice SA LLC, an affiliate of Oberland Capital Management LLC, as purchaser agent (the “Purchaser Agent”). Pursuant to the Note Purchase Agreement, the Purchasers agreed to purchase senior secured notes from the Issuer (i) subject to the satisfaction of certain customary closing conditions, in an initial tranche shortly after the Closing Date for an aggregate purchase price of $250,000 (the “First Notes”) and (ii) subject to the satisfaction of certain conditions, including the receipt of approval from the U.S. Food and Drug Administration (the “FDA”) for troriluzole, in a second tranche in up to three purchases on or before June 30, 2026 for an aggregate purchase

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
14. Subsequent Events (Continued)
price of $150,000 (the “Second Notes”). The proceeds from the sale of the First Notes and the Second Notes may be used for working capital and permitted business purposes. The Issuer may also sell to the Purchasers, at the Issuer’s option and subject to the approval of each Purchaser agreeing to participate therein, in its sole discretion, additional notes in up to four purchases for an aggregate purchase price of $200,000 (the “Third Notes” and, together with the First Notes and the Second Notes, the “Notes”), the proceeds of which may be used solely to fund permitted acquisitions and related costs and expenses.
The Purchasers will be entitled to receive payments (the “Revenue Payments”) equal to, initially, 6.25% of the global net sales of troriluzole (“Net Sales”), which will increase pro rata upon the purchase of any of the Second Notes. If the aggregate amount of Revenue Payments (if troriluzole has received FDA approval) and any Milestone Payment (as defined below) made by the Issuer to the Purchasers pursuant to the Note Purchase Agreement as of December 31, 2030 (the “Test Date”) equals or exceeds the amount of the aggregate purchase price for the Notes paid by the Purchasers (the “Total Funded Amount”) to the Issuer pursuant to the Note Purchase Agreement (the “Test Date Condition”), the then-applicable percentage of Net Sales payable as Revenue Payments will automatically decrease by 60% for all subsequent years. If the Test Date Condition is not satisfied by the Test Date, the then-applicable percentage of Net Sales payable as Revenue Payments will automatically increase for all subsequent years to the lesser of (i) a rate that would have provided the Purchasers with 100% of the Total Funded Amount as of the Test Date had such rate applied from the Closing Date through and including the Test Date and (ii) 80%. The Revenue Payments will become payable to the Purchasers on a quarterly basis after the Closing Date.
The Issuer will also be obligated to pay to the Purchasers a milestone payment (the “Milestone Payment”) equal to 35% of the Funded Amount upon the approval by the FDA or European Medicines Agency (“EMA”) of troriluzole or other Company products. The Milestone Payment will be payable in equal quarterly installments starting in the quarter after the approval is received or, if the Milestone Payment is earned after the Test Date, in one single payment on the 10th Business Day after the date the approval is received.
In addition to the Revenue Payments and the Milestone Payment discussed above, if the Test Date Condition is not satisfied, then the Company will be obligated to make a one-time payment to the Purchasers equal to 100% of the Total Funded Amount as of the Test Date less the aggregate Revenue Payments and Milestone Payments made to the Purchasers as of the Test Date (the “True-Up Payment”). If troriluzole has not received FDA approval for the treatment of obsessive compulsive disorder or spinocerebellar ataxia as of the Test Date, any Milestone Payments shall be excluded in calculating the True-Up Payment.
The Purchasers’ right to receive the Revenue Payments shall terminate on the date on which the Purchasers have received Revenue Payments and Milestone Payments (the “Total Payments”), together with any True-Up Payment paid by the Issuer to the Purchasers, in an aggregate amount equal to the then-applicable Cap Amount, unless the Note Purchase Agreement is terminated prior to such date. The “Cap Amount” means an amount equal to the Total Funded Amount multiplied by (x) on or prior to the earlier of the Test Date and the date the Test Date Condition is satisfied, 1.65 with respect to the Second Notes and 1.95 with respect to the First Notes and any Third Notes, and (y) after the earlier of the Test Date and the date the Test Date Condition is satisfied, (a) with respect to the First Notes and Third Notes, (i) if the Test Date Condition is satisfied, 1.60, (ii) if the Test Date Condition is not satisfied and the Total Payments as of the Test Date are equal to or greater than 90% of the Total Funded Amount, 1.8, (iii) if the Test Date Condition is not satisfied and the Total Payments as of the Test Date are less than 90% but equal to or greater than 50% of the Total Funded Amount, 1.95, (iv) if the Test Date Condition is not satisfied and the Total Payments as of the Test Date are less than 50% of the Total Funded Amount, 2.10 if on or prior to the 8th anniversary of the Closing Date and 2.25 if after the 8th anniversary of the Closing Date, and (b) with respect to the Second Notes, (i) if the Test Date Condition is satisfied, 1.4, (ii) if the Test Date Condition is not satisfied and the Total Payments as of the Test Date are equal to or greater than 50% of the Funded Amount, 1.65, and (iii) if the Test Date Condition is not satisfied and the Total Payments as of the Test Date are less than 50% of the Funded Amount, 1.75.
If the Purchasers have not received Total Payments equal to the then-applicable Cap Amount as of the 10th anniversary of the Closing Date (or, if no products of the Company have been approved by the FDA or EMA on or before the Test Date, the 8th anniversary of the Closing Date), the Issuer will be obligated to pay to the Purchasers an amount equal to the Cap Amount less the Total Payments made as of such date.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
14. Subsequent Events (Continued)
Under the Note Purchase Agreement, the Issuer has an option (the “Call Option”) to terminate the Note Purchase Agreement and repurchase the Notes in full at any time upon advance written notice. Additionally, the Purchasers have an option (the “Put Option”) to terminate the Note Purchase Agreement and to require the Company to repurchase the Notes in full upon certain enumerated events, including, but not limited to, payment defaults, covenant defaults, material breaches of representations and warranties, cross defaults to material debt, bankruptcy and insolvency defaults, material judgment defaults, key man event or a change of control. The required purchase price with respect to the Call Option and the Put Option, as applicable, shall be (a) with respect to the portion of the Total Funded Amount relating to the First Notes and the Third Notes, (i) 120% of such amount if Purchasers exercise the Put Option (other than in connection with a change of control or in connection with a sale of all or substantially all assets relating to troriluzole under certain conditions) on or prior to the first anniversary of the Closing Date, (ii) 135% of such amount if the First Notes and Third Notes are repurchased voluntarily or in connection with a change of control on or prior to the date that is 18 months after the Closing Date or in connection with a definitive agreement for the sale of all or substantially all assets relating to troriluzole by August 31, 2025 and the repurchase of the Notes by September 30, 2025 and provided that, in either case, no Default or Event of Default is continuing at such time, (iii) 150% of such amount if the First Notes and Third Notes are repurchased on or prior to the date that is 18 months after the Closing Date and the prior clauses (i) and (ii) do not apply, (iv) 175% of such amount if the First Notes and Third Notes are repurchased from and after the date that is 18 months after the Closing Date and prior to the third anniversary of the Closing Date and (v) 195% of such amount if the First Notes and Third Notes are repurchased after the third anniversary of the Closing Date, provided that if the Total Payments as of the Test Date are less than 50% of the Total Funded Amount, the required purchase price shall be 210% of such amount if such purchase price is paid on or prior to the 8th anniversary of the Closing Date, and 225% of such amount if such purchase price is paid after the 8th anniversary of the Closing Date, and (b) with respect to the portion of the Total Funded Amount relating to the Second Notes, (i) 120% of such amount if the Second Notes are repurchased on or prior to the first anniversary of the first purchase date for such Second Notes, (ii) 135% of such amount if the Second Notes are repurchased after the first anniversary but on or prior to the second anniversary of the first purchase date for such Second Notes and (iii) 175% of such amount if the Second Notes are repurchased after the second anniversary of the first purchase date for such Second Notes, except in the event that the Total Payments as of the Test Date are equal to or greater than 50% of the Total Funded Amount, in which case the required purchase price shall be 165% of such amount, minus in each case in the preceding clauses (a) and (b), the aggregate Total Payments and any True-Up Payment made to the Purchasers prior to such date.
The Issuer’s obligations under the Note Purchase Agreement are guaranteed by the Company and certain of its subsidiaries (the “Guarantors”). To secure the Issuer’s obligations under the Note Purchase Agreement and the Guarantors’ obligations under the guarantees, the Obligors have granted the Purchaser Agent, for the benefit of the Purchasers, a security interest in the Obligors’ cash and equity interests and in specific assets related to troriluzole.
The Note Purchase Agreement contains affirmative and negative covenants, including covenants that limit or restrict the Obligors’ and their subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock and enter into restrictive agreements, in each case subject to certain exceptions set forth in the Note Purchase Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K") filed with the Securities and Exchange Commission (the “SEC”). Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC.
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
Overview
We are a biopharmaceutical company focused on the discovery, development, and commercialization of life-changing treatments in key therapeutic areas, including immunology, neuroscience, and oncology. We are advancing our innovative portfolio of therapeutics, leveraging our proven drug development experience and multiple proprietary drug development platforms. Our extensive clinical and preclinical programs include Kv7 ion channel modulation for epilepsy and mood disorders; Molecular Degrader of Extracellular Proteins (“MoDE”) and Targeted Removal of Aberrant Protein ("TRAP") extracellular protein degradation for immunological diseases; Transient Receptor Potential Melastatin 3 ("TRPM3") antagonism for migraine and neuropathic pain; Tyrosine Kinase 2/Janus Kinase 1 ("TYK2/JAK1") inhibition for neuroinflammatory disorders; glutamate modulation for obsessive-compulsive disorder (“OCD”) and spinocerebellar ataxia ("SCA"); myostatin inhibition for neuromuscular and metabolic diseases, including spinal muscular atrophy ("SMA") and obesity; antibody recruiting bispecific molecules ("ARMs"); and antibody drug conjugates ("ADCs") for cancer.
Separation from Biohaven Pharmaceutical Holding Company Ltd.
On October 3, 2022, Biohaven Pharmaceutical Holding Company Ltd. (the “Former Parent”) completed the distribution to holders of its common shares of all of our outstanding common shares and the spin-off of Biohaven Ltd. from the Former Parent (the “Separation”). As a result of the Separation, Biohaven became an independent, publicly traded company as of October 3, 2022, and commenced regular way trading under the symbol “BHVN”’ on the New York Stock Exchange on October 4, 2022.

Clinical-Stage Milestones
Our clinical-stage milestones include the following:
Glutamate Modulation Platform
The most advanced product candidate from our glutamate receptor antagonist platform is troriluzole (previously referred to as trigriluzole and BHV-4157), which is currently in two Phase 3 trials in OCD and, for which our New Drug Application (“NDA”) in Spinocerebellar Ataxia (“SCA”) has been accepted with priority review by the United States Food and Drug Administration (the "FDA") with a Prescription Drug User Fee Act date expected in the third quarter of 2025. Troriluzole is also being evaluated by the Global Coalition for Adaptive Research ("GCAR") as part of Glioblastoma Adaptive Global Innovative Learning Environment - NCT03970447 ("GBM AGILE"), a revolutionary patient-centered, adaptive platform trial for registration that tests multiple therapies for patients with newly-diagnosed and recurrent glioblastoma ("GBM"). Other product candidates include BHV-5500, an antagonist of the glutamate N-methyl-D-aspartate (“NMDA”) receptor and its oral prodrug BHV-5000.
Troriluzole
Spinocerebellar Ataxia
SCAs are a group of ultra-rare, dominantly inherited neurodegenerative disorders predominantly characterized by atrophy of the cerebellum, brainstem, and spinal cord. The disease course of SCA is one of relentless progression over years and inevitably leads to clinical deterioration of motor function, gait imbalance with frequent falling, severe speech impairment, swallowing difficulties, and premature death. SCAs are thought to be pathogenetically related but disease course and brain region involvement are known to vary between the different genotypes. SCA affects approximately 15,000 people in the United States and 24,000 in Europe and the United Kingdom. Spinocerebellar Ataxia Type 3 ("SCA3"), also known as Machado-Joseph disease, is the most common genotype, and accounts for approximately 30% to 50% of SCAs worldwide. Currently, there are no approved symptomatic or neuroprotective treatments for SCA.
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
Given these findings and the debilitating nature of SCA, in May 2023 we announced that we submitted an NDA to the FDA for troriluzole for the treatment of SCA3. In July 2023, the FDA informed us that it would not review this NDA given that the study's primary endpoint was not met and thus, would not permit a substantive review. We subsequently held follow-up meetings with the FDA regarding the SCA data. We had constructive dialogue with the FDA regarding our SCA development program and potential future data analyses to address regulatory concerns in the previously issued refuse-to-file decision on the NDA for SCA3.
In October 2023, the EMA informed us that our Marketing Authorization Application ("MAA") for troriluzole (Dazluma) in the treatment of SCA3 was validated and was under review by EMA's Committee for Medicinal Products for Human Use ("CHMP"). In the fourth quarter of 2024, we completed a clarification meeting with the CHMP Rapporteurs. The MAA documents were subsequently updated with a broader indication to include all SCA genotypes, in light of the new positive BHV4157-206-RWE study data (discussed below).
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
In February 2025, the FDA accepted for review our NDA for troriluzole for the treatment of adult patients with SCA and granted priority review. The FDA's decision regarding the NDA is expected during the third quarter of 2025. Based on FDA priority review timelines, if troriluzole is ultimately approved by the FDA, we expect to be prepared to commercialize troriluzole for SCA in the U.S. in 2025.
In March 2025, we made the decision to withdraw the troriluzole MAA in the EU for the treatment of adult patients with SCA. This withdrawal decision was based on feedback indicating the EMA would not be able to conclude on new active substance ("NAS") status for troriluzole due to insufficient data. NAS is an important designation recognizing and incentivizing development innovation, validating the differentiation of a new medicinal product for patients. The novelty of troriluzole has been recognized by multiple issued patents globally, and we are committed to expeditiously providing appropriate data and/or argumentation to EMA given the evidence that warrants granting NAS, in the spirit in which the designation was intended. We plan to generate data within 3 months to work with EMA on next steps towards marketing authorization. We remain fully committed to a path forward for the development of troriluzole as an effective, safe and well tolerated treatment option for patients with SCA and will work towards an MAA as expeditiously as possible.

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
In January 2024, we announced plans to conduct a pre-planned interim analysis ("IA") to evaluate efficacy in the first of our two Phase 3 studies in OCD. The IA was planned to be conducted by an independent Data Monitoring Committee ("DMC") after approximately 70% of subjects in the primary analysis population reached the primary endpoint. The DMC convened in the second quarter of 2024 to review the IA and informed the Company that the study may continue. The first Phase 3 study in OCD has completed enrollment and we expect to report topline data in the first half of 2025. There was a similarly designed pre-planned IA for the second Phase 3 study in OCD conducted in the fourth quarter of 2024, and the DMC also informed us that this study may continue. We expect to complete enrollment in the second Phase 3 study by the end of 2025 and expect to report topline data in the first half of 2026.
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
Spinal Muscular Atrophy
In September 2023, we completed enrollment in a Phase 3 clinical trial of BHV-2000 assessing the efficacy and safety of taldefgrobep alfa in SMA. SMA is a rare, progressively debilitating motor neuron disease in which development and growth of muscle mass are compromised, resulting in progressive weakness and muscle atrophy, reduced motor function, impaired quality of life and often death. The Phase 3 placebo-controlled, double-blind trial was designed to evaluate the efficacy and safety of taldefgrobep as an adjunctive therapy for participants who are already taking a stable dose of nusinersen or risdiplam or have a history of treatment with onasemnogene abeparvovec-xioi (Zolgensma), compared to placebo. The study was neither restricted nor limited to patients based on ambulatory status or classification of SMA and was designed to randomize approximately 180 patients in this randomized, double-blind, placebo-controlled global trial.
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
Prespecified outcome measures in the overall study population analyzing the change from baseline in body composition at Week 48 demonstrated a greater reduction in the percent change in total body fat mass in the taldefgrobep arm compared to the placebo+SOC arm (p=0.008) as measured by dual energy x-ray absorptiometry. The taldefgrobep arm also showed numerically larger increases in lean muscle mass and bone density compared to the placebo+SOC arm.
Biohaven plans to engage with the FDA in the first half of 2025 to discuss the potential registrational path forward and expects to present the study data at an upcoming conference. The optional long-term extension phase of the trial will remain ongoing pending further data analysis as well as regulatory discussions.
In February 2023, we received Fast Track designation from the FDA for taldefgrobep alfa for the treatment of SMA. We received orphan drug designation from the FDA for taldefgrobep in the treatment of SMA in December 2022 and from the European Commission in July 2023.
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
Metabolic Disorders
Obesity is a disease of excess and/or abnormal deposits of adipose tissue and a current global public health crisis. It is estimated that more than one billion people worldwide are now living with obesity. The primary driver of obesity-related morbidity and mortality is metabolically active visceral adipose tissue and associated deposits of adipose tissue in and around organs such as the heart, liver, kidneys, and muscle.
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
Based on the results from the EEG study and the safety profile in SAD/MAD trials, along with PK data from a new once-daily extended-release formulation, Biohaven plans on exploring three oral dose levels of once-daily BHV-7000 (25 mg, 50 mg, and 75 mg) in the Phase 2/3 clinical trials in epilepsy and mood disorders. This dosing approach with a Kv7 activator will allow for assessment of distinct target concentrations over a wide range, above and below EC50 drug concentrations efficacious in nonclinical models, not previously feasible with drugs in this class.
In December 2024, at the American Epilepsy Society meeting, we presented additional safety data with the BHV-7000 once-daily extended-release formulation, which further demonstrated tolerability.

Epilepsy
Epilepsy affects approximately 3.5 million Americans, or more than 1.2% of adults and 0.6% of children in the U.S., and more than 50 million patients worldwide, according to the World Health Organization. It is the fourth most common neurological disorder, and many patients struggle to achieve freedom from seizures, with more than one third of patients requiring two or more medications to manage their epilepsy. While the use of anti-seizure medications is often accompanied by dose-limiting side effects, our clinical candidate BHV-7000 is specifically designed to target subtypes of Kv7 potassium channels without engagement of GABAA receptors. The lack of GABAA-R activity potentially gives BHV-7000 a wide therapeutic window which we expect to result in an improved side effect profile, limiting the somnolence and fatigue often seen in patients receiving anti-seizure medications. We aim to bring this potassium channel modulator as a potential solution to patients with epilepsy who remain uncontrolled on their current regimens.
In January 2024, we completed our End-of-Phase 2 meeting with the FDA to advance to Phase 3 trials and announced that more than 110 global clinical sites have been selected in the first of two focal epilepsy trials. Enrollment in our Phase 2/3 program commenced in the first quarter of 2024. The two pivotal studies evaluating the efficacy of BHV-7000 in refractory focal epilepsy are planned as randomized, double-blind, placebo-controlled, 8- and 12-week trials with a primary endpoint of change from baseline in 28-day average seizure frequency in adults with focal epilepsy. One of the focal epilepsy studies will evaluate 25 mg and 50 mg doses of BHV-7000 and the other study will evaluate 50 mg and 75 mg doses of BHV-7000 (see figure below). We expect to report topline results from the first study in the first half of 2026.
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
Mood Disorders
Approximately 1 in 5 adults in the US are living with neuropsychiatric illnesses that are associated with inadequate treatment, poor quality of life, disability, and considerable direct and indirect costs. There is significant unmet need for novel and effective therapeutic options that are not limited by long latency periods to clinical effects, low response rates, and significant risks and side effects. Increasing evidence from animal models and clinical trials now suggests that Kv7.2/7.3 targeting drugs offer the potential to treat a spectrum of these neuropsychiatric diseases including, but not limited to, mood disorders, such as major depressive disorder ("MDD"), bipolar disorder and anxiety.
Major Depressive Disorder
We initiated a Phase 2 clinical trial with BHV-7000 for the treatment of MDD in the second quarter of 2024. The study is a 6-week, randomized, double-blind, placebo-controlled trial in approximately 300 subjects, with a primary endpoint of measurement on the Montgomery-Asberg Depression Rating Scale ("MADRS"). See figure below for trial design. We expect to report topline results from the study in the second half of 2025.

Bipolar disorder
We also initiated a Phase 2/3 clinical trial with BHV-7000 for the treatment of bipolar disorder in the second quarter of 2024. The study was a 3-week, randomized, double-blind, placebo-controlled trial in approximately 256 subjects, with a primary endpoint of measurement on the Young Mania Rating Scale ("YMRS"). See figure below for trial design.
In March 2025, the Company completed a focused topline analysis of treatment with BHV-7000 in the acute treatment of manic episodes associated with bipolar disorder in a 3-week trial. BHV-7000 did not statistically differentiate from the comparator arm on the primary efficacy endpoint of improvement from Baseline to Day 21 on the YMRS. Additional analyses are ongoing, and complete study results will be presented at an upcoming scientific meeting. No additional studies in bipolar indications are currently planned.
BHV-7000 75 mg once daily, the highest dose of BHV-7000 being evaluated in Phase 2/3 trials, was safe and well-tolerated in this study. No adverse trends in vital signs, ECGs, or labs were noted. There were no treatment emergent serious adverse events. Most adverse events were mild in intensity and resolved spontaneously. These data further support our belief that for epilepsy and MDD, BHV-7000 offers a highly favorable and differentiated tolerability profile compared to other antiseizure medicines, including a low incidence of somnolence and dizziness consistent with a lack of GABA effects.
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
In May 2024, we reported positive pharmacokinetic and safety data from the completed Phase 1 study with BHV-2100. The results demonstrated rapid absorption with therapeutic concentrations achieved by 20 minutes. The favorable tolerability profile at single doses up to 500 mg exceeds the anticipated therapeutic dose and is well above the EC90 concentration. Based on these findings, we initiated a proof-of-concept study of BHV-2100 in the acute treatment of migraine and a proof-of-concept study in pain in the fourth quarter of 2024.
Migraine
In September 2024, we announced that we have initiated a proof-of-concept study evaluating BH-2100 in the acute treatment of migraine. The study is a 45-day, randomized, double-blind, placebo-controlled trial in approximately 575 subjects, with primary endpoints of freedom from pain at two hours post-dose and freedom from most bothersome symptom at two hours post-dose. Data from the proof-of-concept migraine study are expected in the first half of 2025. See figure below for trial design.
Neuropathic Pain
BHV-2100 is also being developed as a potential non-opioid treatment for neuropathic pain. We are evaluating the ability of BHV-2100 to reduce pain behaviors across several preclinical models of neuropathic pain, including chemotherapy induced neuropathy, diabetic neuropathy, and nerve injury. We initiated a proof-of-concept study for neuropathic pain in the fourth quarter of 2024.
The study is a Phase-1b, randomized, double-blind, placebo and active reference controlled, crossover trial to assess the anti-nociceptive and anti-hyperalgesic effects of single oral doses of BHV-2100 (25 mg, 75 mg, and 150 mg) vs. placebo, in a cohort of approximately 24 healthy male volunteer participants, utilizing a laser-evoked potential experimental pain paradigm. Preliminary data demonstrated that BHV-2100 reduced laser heat-induced pain and brain-evoked potentials in healthy volunteers. Complete data from the laser-evoked potential study are expected in the first half of 2025.
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
BHV-8000
Dysregulation of the immune system has been implicated in several neurodegenerative and neuroinflammatory disorders including Parkinson's disease, multiple sclerosis, Alzheimer's disease, amyotrophic lateral sclerosis and autoimmune encephalitis. Over-active immune cells and microglia driving chronic neuroinflammation results in release of cytokines with activation of leukocytes that are thought to contribute to neuronal injury, death, gliosis, and demyelination. The TYK2 and JAK1 signal transduction pathways mediate highly complementary immune and inflammatory signaling events. Targeted, small-molecule therapies that inhibit TYK2 or JAK kinases have separately demonstrated robust efficacy in autoimmune, dermatologic and gastrointestinal disorders. TYK2 is a validated immune target as evidenced by a recent peripheral program that gained FDA approval, and there are multiple additional peripheral non-CNS programs in clinical development. Brain penetrant inhibitors of TYK2/JAK1 have the potential to bring this validated immune target to brain disorders.
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
We expect to initiate a pivotal trial in Parkinson's disease ("PD") in the first half of 2025 and advance Alzheimer's disease, multiple sclerosis and ARIA programs in 2025. The PD study is a Phase 2/3 randomized, double-blind, placebo-controlled study designed to evaluate the efficacy, safety, and tolerability of BHV-8000 in participants diagnosed with early PD, with a time-to-event primary endpoint (≥ 2-point worsening on Movement Disorder Society – Unified Parkinson’s Disease Rating Scale ("MDS-UPDRS") -Part II).
MoDE and TRAP Degraders
Bispecific Molecular Degraders of Extracellular Proteins
The MoDEs platform harnesses selectivity, rapidity and patient-friendly self-administration to remove disease-causing proteins from the body to potentially treat a range of diseases. Each MoDE degrader is a novel bispecific molecule that targets a specific form of circulating protein and directs it to the liver for degradation by the endosomal/lysosomal pathway. Four Investigational New Drug Applications ("INDs") have been accepted by the FDA for MoDE degrader molecules in 2024 and multiple other investigational agents are in development. Three assets have been dosed in Phase 1 trials. BHV-1300 has demonstrated deep lowering of immunoglobulin G ("IgG") 1, 2 and 4 in Phase 1 clinical trials and is being developed as a proprietary subcutaneous formulation in conjunction with an autoinjector for easy-to-use self-administration. BHV-1400 and BHV-1600, Biohaven's first TRAP molecules, are currently in Phase 1 clinical trials and represent next generation MoDEs targeting very specific pathogenic antibodies, while sparing healthy immunoglobulin to preserve immune function. Data from the first, and lowest, dose cohort of BHV-1400 demonstrated clear differentiation from competitors in the IgA nephropathy space, with rapid lowering of Gd-IgA1 within hours and preservation of host immunoglobulins ("Ig") including IgG, IgA, IgE, and IgM. Multiple new and novel investigational MoDE and TRAP molecules are in development for potential treatment of diseases, such as membranous nephropathy, Graves' disease, diabetes, and IgG4-mediated diseases.
BHV-1300
BHV-1300 has demonstrated deep lowering of IgG1, 2 and 4 in Phase 1 clinical trials and is being developed as a proprietary subcutaneous formulation in conjunction with an autoinjector for easy-to-use self-administration. BHV-1300 was rationally designed to spare IgG3, potentially allowing for preservation of host defense. BHV-1300 is being developed for the treatment of common immune mediated-diseases, such as Graves' disease and rheumatoid arthritis ("RA"). Graves' disease is a disease in which IgG1 autoantibodies stimulate the thyroid to produce excess thyroid hormone. Targeted removal of disease-causing IgG has the potential to eliminate the pathogenic thyroid-stimulating antibody and modify the disease. Graves' disease is estimated to impact 1% of the population globally. RA is a chronic autoimmune disease estimated to affect 1 to 2% of the global population. RA primarily affects the joints, causing pain, swelling, stiffness, and loss of function.

We evaluated the effect of single and multiple doses of BHV-1300 in cynomolgus monkeys. In September 2023, we reported data from confirmatory studies that showed a 75-80% reduction of IgG levels two days after a single dose and over 90% of IgG lowering after three doses.

BHV-1300: NHP Pharmacodynamics

Timeframe
Dose
150
100
50
0
% change / T_0
0
Time
Control
BHV1300 Dose 1
BHV1300 Dose 2
BHV1300 Dose 3
BHV1300 Dose 4

Maximal lowering across FcRn inhibitors is 60-80% within approximately 7 to 21 days after initiation of single or multiple doses, respectively, in cynomolgus. In contrast, a single dose of BHV-1300 lowers IgG by approximately 75 to 80% after approximately 2 days, and after three rapid doses to greater than 90% lowering. The length of significant exposure to BHV-1300 is approximately one day within the dosage interval compared to continuous exposure required of the FcRn inhibitors. Mechanism-related liabilities of FcRn inhibitors seen in animals and humans, including hypoalbuminemia and hypercholesterolemia, are not expected and do not occur with BHV-1300 in cynomolgus. See figures below comparing the speed and depth of lowering to FcRn inhibitors.

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
IgG antibody
Subcutaneous BHV-1300 achieved reductions in total IgG up to 84% with a median reduction of 80% by day 25

Baseline is the Average of Day -1 and Day 1 Pre-dose

Solid dot represents the median of the maximal total IgG % change from baseline at each week and bars represent the 25th and 75th percentiles

BHV-1300 was safe and well-tolerated in subcutaneous doses up to 2000 mg with no clinically significant increases in ALT, AST, or bilirubin, no clinically significant reductions in albumin, and no clinically significant increases in cholesterol over the four-week dosing period compared to placebo. There were no clinically significant reductions in IgG3, IgA, IgE, or IgM compared to baseline. Most AEs were mild and self-resolving, there were no discontinuations due to AEs related to study drug, and there were no serious or severe AEs. The Phase 1 study is ongoing with plans to continue to escalate multiple doses to explore deeper reductions to characterize the potential range of IgG lowering possible with MoDE technology, allowing for customization of speed and depth of IgG lowering and decreased frequency of administration across different disease indications. We plan to initiate a proof-of-concept study of BHV-1300 in Graves’ disease in mid-2025 and expect to pursue additional follow-on studies in other autoimmune diseases.
BHV-1310
BHV-1310 is a next generation bispecific IgG degrader with specificity for IgG1, IgG2 and IgG4, which is initially being developed for the treatment of rare disorders including conditions like generalized myasthenia gravis ("gMG") and potentially other acute or chronic conditions, or chronic conditions with acute exacerbations or flares.
MG is a neuromuscular disorder that is estimated to affect approximately 36,000 to 60,000 people in the United States. Patients with gMG develop antibodies that attack critical signaling receptor proteins at the junction between nerve and muscle cells, inhibiting communication between nerves and muscle and resulting in weakness of the skeletal muscles. BHV-1310 is completing preclinical testing prior to the expected initiation of a Phase 1 study.

BHV-1400
BHV-1400 is the first TRAP degrader introduced by Biohaven, a selective MoDE which is being developed to target Gd-IgA1, an aberrant immunoglobulin that drives IgA Nephropathy. Specific removal of pathogenic Gd-IgA1 and associated circulating immune complexes with preservation of normal IgA potentially permits disease remission without incurring an infection risk. We shared preliminary data demonstrating the chimeric antibody-ASGPR ligand conjugate specifically mediated endocytosis of Gd-IgA1, as opposed to normal IgA1 and IgA2, in an endocytosis assay with ASGPR-expressing cell lines, and that TRAP degraders successfully internalize and degrade these immune-complexes. In mice, after deposition of Gd-IgA1 in the glomerular mesangial matrix followed by administration of BHV-1400, Gd-IgA1 is progressively removed and no longer detected by six hours.
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

BHV-1600
BHV-1600 is a selective TRAP designed to remove agonistic antibodies directed against myocardial beta-1 adrenergic receptor ("β-1 AR"). β-1 AR autoantibodies have been identified in serum individuals with dilated cardiomyopathies, such as peripartum cardiomyopathy, and have been shown to cause chronic stimulation and dilation of the myocardium. Peripartum cardiomyopathy is a life-threatening condition that can affect mothers within the months following delivery of a child. Through elimination of the agonistic β-1 AR autoantibodies, BHV-1600 is designed to potentially treat the underlying autoimmune etiology of this disease, and prevent irreversible cardiac pump dysfunction. Peripartum cardiomyopathy currently has no approved therapy.
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
Additional Degraders
We are currently developing multiple MoDE and TRAP degraders advancing toward IND and candidate nomination. These include an IgG4 specific degrader drug candidate (BHV-1450), a phospholipase A2 receptor ("PLA2R") autoantibody degrader for membranous nephropathy, a pro-insulin and insulin autoantibody degrader for type 1 diabetes prevention, a Thyroid Stimulating Hormone ("TSH") receptor autoantibody degrader as a selective follow-on asset for Graves' disease, and IgM degrader for Waldenstrom’s macroglobulinemia and other indications, and an AAV9 antibody degrader for gene therapy.
Oncology Platform
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
The IND for BHV-1510 was approved by the FDA in January 2024. The First-in Human, Phase 1/2 trial evaluating BHV-1510 in patients with advanced solid tumors commenced in the second quarter of 2024. This trial consists of two parts; Phase 1 dose escalation and Phase 2 dose expansion, in patients with advanced incurable cancer that have progressed despite or are intolerant to standard therapy. The trial will also evaluate BHV-1510 in combination with the anti-PD1 monoclonal antibody Libtayo® (cemiplimab-rwlc). In May 2024, we announced that we entered into a clinical supply agreement with Regeneron Pharmaceuticals, Inc. ("Regeneron") under which we will sponsor and fund the planned combination Phase 1/2 clinical trial, and Regeneron will provide Libtayo®.
The primary objective of Phase 1 is to characterize the safety profile of BHV-1510 as a monotherapy and in combination with cemiplimab and to identify a recommended dose for expansion ("RDE") or maximum tolerated dose. Phase 1 dose escalation will be implemented based on a Bayesian optimal interval design, with the lowest dose initiated as a single patient cohort. Patients are expected to be dosed in escalating cohorts, with dosing regimens administered intravenously every two or three weeks. The Phase 2 dose expansion part of the study will consist of non-randomized efficacy finding expansion cohorts, defined by specific tumor types that will be treated at the RDE to estimate the anti-tumor activity of BHV-1510. Up to approximately 220 subjects are planned to be evaluated.
In the first quarter of 2025, we disclosed preliminary data from the initial Phase 1 monotherapy dose escalation cohorts of BHV-1510, which demonstrated early evidence of clinical activity, including tumor shrinkage, with a safety profile of the TopoIx payload supporting further development. Clinical activity was seen in various monotherapy dose cohorts tested to date, including the lowest dose tested of 2mg/kg once every three weeks. Early PK data demonstrate a stable ADC with low serum concentrations of free payload. Preliminary safety data showed a lack of payload-associated interstitial lung disease, gastrointestinal toxicities, or significant hematological toxicities observed in early cohorts. The main toxicity observed thus far in the study has been stomatitis, an expected on-target Trop2 class toxicity. Enrollment in the Phase 1/2 study is ongoing, both as monotherapy and in combination with the anti-PD1 monoclonal antibody Libtayo® (cemiplimab-rwlc).
Based on these early results, we have entered into an expanded collaboration agreement with GeneQuantum Healthcare Co. Ltd. ("GeneQuantum"), which provides broad target exclusivity for up to 18 ADC targets incorporating the TopoIx payload.
BHV-1530
The next ADC incorporating the TopoIx payload that we plan to move into clinical development is BHV-1530. BHV-1530 is a fibroblast growth factor receptor 3 ("FGFR3")-directed ADC with potential indications in cancers driven by FGFR3 alterations and/or upregulated FGFR3 protein expression, including urothelial cancers and other solid tumors. FGFR3 is a clinically validated target in oncology, with one small molecule inhibitor (Balversa(R), erdafitinib) approved; however, to our knowledge there are currently no FGFR3-directed ADCs in clinical development. Biohaven retains global rights for BHV-1530 under an exclusive license with GeneQuantum. The U.S. IND for BHV-1530 was opened in the second half of 2024, and a FIH study for solid tumors is planned to initiate in the first half of 2025.
The Phase 1 study will evaluate BHV-1530 in patients with advanced solid tumors, including patients whose cancers have progressed despite or are intolerant to standard therapy. The primary objective of Phase 1 is to characterize the safety profile of BHV-1530 and to identify a recommended dose or maximum tolerated dose. Patients are expected to be dosed in escalating cohorts, with dosing regimens administered intravenously every three weeks. Up to approximately 95 patients are planned to be evaluated.
BHV-1500
BHV-1500 is a next-generation CD30-directed ADC generated using Biohaven's proprietary MATE(R) technology, targeting CD30-expressing tumors such as Hodgkin and non-Hodgkin lymphomas. Hodgkin lymphoma ("HL") is a malignant neoplasm of B-cells. Approximately 9,000 new HL cases are diagnosed each year. HL and other CD30-expressing lymphoma are characterized by the uncontrolled growth of malignant lymphocytes or lymphoblasts. A first-generation CD30 directed ADC, Adcetris (brentuximab vedotin), has demonstrated effectiveness in the treatment of HL.
In preclinical CD30 expressing murine tumor models, BHV-1500 has shown improved antitumor activity versus Adcetris, and in preliminary cynomolgus monkey studies, BHV-1500 has shown substantially improved safety, plasma stability and pharmacokinetics. An initial regulatory interaction with the FDA to discuss the development plans for BHV-1500 took place in first half of 2025.
Merus Agreement
In January 2025, Biohaven announced a research collaboration and license agreement (the "Merus Agreement") with Merus N.V. ("Merus") to co-develop three novel dual-targeting ADCs, leveraging Merus’ Biclonics® technology platform, and Biohaven’s next-generation ADC conjugation and payload platform technologies. Pursuant to the Merus Agreement, Merus will receive an upfront payment and license fee at ADC candidate nomination of the first program, with Merus to assume the preclinical bispecific antibody generation cost, and Biohaven to assume the preclinical ADC generation cost. Thereafter, upon mutual agreement to advance each program, the parties plan to share further development and commercialization costs.
Recent Developments
Note Purchase Agreement
On April 28, 2025 (the “Closing Date”), Biohaven Ltd. (the “Company”) and certain of its subsidiaries entered into a Note Purchase Agreement (the “Note Purchase Agreement”), by and among Biohaven Therapeutics Ltd., as issuer (the “Issuer”), the Company and certain subsidiaries of the Company, as obligors (together with the Issuer, the “Obligors”), the purchasers party thereto (the “Purchasers”) and Beetlejuice SA LLC, an affiliate of Oberland Capital Management LLC, as purchaser agent (the “Purchaser Agent”). Pursuant to the Note Purchase Agreement, the Purchasers agreed to purchase senior secured notes from the Issuer (i) subject to the satisfaction of certain customary closing conditions, in an initial tranche shortly after the Closing Date for an aggregate purchase price of $250 million (the “First Notes”) and (ii) subject to the satisfaction of certain conditions, including the receipt of approval from the U.S. Food and Drug Administration (the “FDA”) for troriluzole, in a second tranche in up to three purchases on or before June 30, 2026 for an aggregate purchase price of $150 million (the “Second Notes”). The proceeds from the sale of the First Notes and the Second Notes may be used for working capital and permitted business purposes. The Issuer may also sell to the Purchasers, at the Issuer’s option and subject to the approval of each Purchaser agreeing to participate therein, in its sole discretion, additional notes in up to four purchases for an aggregate purchase price of $200 million (the “Third Notes” and, together with the First Notes and the Second Notes, the “Notes”), the proceeds of which may be used solely to fund permitted acquisitions and related costs and expenses.
The Purchasers will be entitled to receive payments (the “Revenue Payments”) equal to, initially, 6.25% of the global net sales of troriluzole (“Net Sales”), which will increase pro rata upon the purchase of any of the Second Notes. If the aggregate amount of Revenue Payments (if troriluzole has received FDA approval) and any Milestone Payment (as defined below) made by the Issuer to the Purchasers pursuant to the Note Purchase Agreement as of December 31, 2030 (the “Test Date”) equals or exceeds the amount of the aggregate purchase price for the Notes paid by the Purchasers (the “Total Funded Amount”) to the Issuer pursuant to the Note Purchase Agreement (the “Test Date Condition”), the then-applicable percentage of Net Sales payable as Revenue Payments will automatically decrease by 60% for all subsequent years. If the Test Date Condition is not satisfied by the Test Date, the then-applicable percentage of Net Sales payable as Revenue Payments will automatically increase for all subsequent years to the lesser of (i) a rate that would have provided the Purchasers with 100% of the Total Funded Amount as of the Test Date had such rate applied from the Closing Date through and including the Test Date and (ii) 80%. The Revenue Payments will become payable to the Purchasers on a quarterly basis after the Closing Date.
The Issuer will also be obligated to pay to the Purchasers a milestone payment (the “Milestone Payment”) equal to 35% of the Funded Amount upon the approval by the FDA or European Medicines Agency (“EMA”) of troriluzole or other Company products. The Milestone Payment will be payable in equal quarterly installments starting in the quarter after the approval is received or, if the Milestone Payment is earned after the Test Date, in one single payment on the 10th Business Day after the date the approval is received.

In addition to the Revenue Payments and the Milestone Payment discussed above, if the Test Date Condition is not satisfied, then the Company will be obligated to make a one-time payment to the Purchasers equal to 100% of the Total Funded Amount as of the Test Date less the aggregate Revenue Payments and Milestone Payments made to the Purchasers as of the Test Date (the “True-Up Payment”). If troriluzole has not received FDA approval for the treatment of obsessive compulsive disorder or spinocerebellar ataxia as of the Test Date, any Milestone Payments shall be excluded in calculating the True-Up Payment.
The Purchasers’ right to receive the Revenue Payments shall terminate on the date on which the Purchasers have received Revenue Payments and Milestone Payments (the “Total Payments”), together with any True-Up Payment paid by the Issuer to the Purchasers, in an aggregate amount equal to the then-applicable Cap Amount, unless the Note Purchase Agreement is terminated prior to such date. The “Cap Amount” means an amount equal to the Total Funded Amount multiplied by (x) on or prior to the earlier of the Test Date and the date the Test Date Condition is satisfied, 1.65 with respect to the Second Notes and 1.95 with respect to the First Notes and any Third Notes, and (y) after the earlier of the Test Date and the date the Test Date Condition is satisfied, (a) with respect to the First Notes and Third Notes, (i) if the Test Date Condition is satisfied, 1.60, (ii) if the Test Date Condition is not satisfied and the Total Payments as of the Test Date are equal to or greater than 90% of the Total Funded Amount, 1.8, (iii) if the Test Date Condition is not satisfied and the Total Payments as of the Test Date are less than 90% but equal to or greater than 50% of the Total Funded Amount, 1.95, (iv) if the Test Date Condition is not satisfied and the Total Payments as of the Test Date are less than 50% of the Total Funded Amount, 2.10 if on or prior to the 8th anniversary of the Closing Date and 2.25 if after the 8th anniversary of the Closing Date, and (b) with respect to the Second Notes, (i) if the Test Date Condition is satisfied, 1.4, (ii) if the Test Date Condition is not satisfied and the Total Payments as of the Test Date are equal to or greater than 50% of the Funded Amount, 1.65, and (iii) if the Test Date Condition is not satisfied and the Total Payments as of the Test Date are less than 50% of the Funded Amount, 1.75.
If the Purchasers have not received Total Payments equal to the then-applicable Cap Amount as of the 10th anniversary of the Closing Date (or, if no products of the Company have been approved by the FDA or EMA on or before the Test Date, the 8th anniversary of the Closing Date), the Issuer will be obligated to pay to the Purchasers an amount equal to the Cap Amount less the Total Payments made as of such date.
Under the Note Purchase Agreement, the Issuer has an option (the “Call Option”) to terminate the Note Purchase Agreement and repurchase the Notes in full at any time upon advance written notice. Additionally, the Purchasers have an option (the “Put Option”) to terminate the Note Purchase Agreement and to require the Company to repurchase the Notes in full upon certain enumerated events, including, but not limited to, payment defaults, covenant defaults, material breaches of representations and warranties, cross defaults to material debt, bankruptcy and insolvency defaults, material judgment defaults, key man event or a change of control. The required purchase price with respect to the Call Option and the Put Option, as applicable, shall be (a) with respect to the portion of the Total Funded Amount relating to the First Notes and the Third Notes, (i) 120% of such amount if Purchasers exercise the Put Option (other than in connection with a change of control or in connection with a sale of all or substantially all assets relating to troriluzole under certain conditions) on or prior to the first anniversary of the Closing Date, (ii) 135% of such amount if the First Notes and Third Notes are repurchased voluntarily or in connection with a change of control on or prior to the date that is 18 months after the Closing Date or in connection with a definitive agreement for the sale of all or substantially all assets relating to troriluzole by August 31, 2025 and the repurchase of the Notes by September 30, 2025 and provided that, in either case, no Default or Event of Default is continuing at such time, (iii) 150% of such amount if the First Notes and Third Notes are repurchased on or prior to the date that is 18 months after the Closing Date and the prior clauses (i) and (ii) do not apply, (iv) 175% of such amount if the First Notes and Third Notes are repurchased from and after the date that is 18 months after the Closing Date and prior to the third anniversary of the Closing Date and (v) 195% of such amount if the First Notes and Third Notes are repurchased after the third anniversary of the Closing Date, provided that if the Total Payments as of the Test Date are less than 50% of the Total Funded Amount, the required purchase price shall be 210% of such amount if such purchase price is paid on or prior to the 8th anniversary of the Closing Date, and 225% of such amount if such purchase price is paid after the 8th anniversary of the Closing Date, and (b) with respect to the portion of the Total Funded Amount relating to the Second Notes, (i) 120% of such amount if the Second Notes are repurchased on or prior to the first anniversary of the first purchase date for such Second Notes, (ii) 135% of such amount if the Second Notes are repurchased after the first anniversary but on or prior to the second anniversary of the first purchase date for such Second Notes and (iii) 175% of such amount if the Second Notes are repurchased after the second anniversary of the first purchase date for such Second Notes, except in the event that the Total Payments as of the Test Date are equal to or greater than 50% of the Total Funded Amount, in which case the required purchase price shall be 165% of such amount, minus in each case in the preceding clauses (a) and (b), the aggregate Total Payments and any True-Up Payment made to the Purchasers prior to such date.
The Issuer’s obligations under the Note Purchase Agreement are guaranteed by the Company and certain of its subsidiaries (the “Guarantors”). To secure the Issuer’s obligations under the Note Purchase Agreement and the Guarantors’ obligations under the guarantees, the Obligors have granted the Purchaser Agent, for the benefit of the Purchasers, a security interest in the Obligors’ cash and equity interests and in specific assets related to troriluzole.

The Note Purchase Agreement contains affirmative and negative covenants, including covenants that limit or restrict the Obligors’ and their subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock and enter into restrictive agreements, in each case subject to certain exceptions set forth in the Note Purchase Agreement.
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
The fair value of the forward contracts and derivative liabilities recognized in connection with the Knopp Amendment are determined using a Monte Carlo simulation of the Company's stock price over the respective duration and terms of each instrument being valued. Refer to Note 4, "Fair Value of Financial Assets and Liabilities," to the accompanying condensed consolidated financial statements included in this Form 10-Q for detail on valuation inputs and methodology. The fair value of these liabilities are recorded on the condensed consolidated balance sheets with changes in fair value recorded in other income, net in the condensed consolidated statements of operations and comprehensive loss.
Net investment income is comprised of interest income and net accretion and amortization on investments in addition to realized gains and losses. Refer to Note 3, "Marketable Securities," to the accompanying condensed consolidated financial statements included in this Form 10-Q for further discussion of our investments.
Provision for Income Taxes
As a company incorporated in the British Virgin Islands (the "BVI"), we are principally subject to taxation in the BVI. Under the current laws of the BVI, the Company and all dividends, interest, rents, royalties, compensation and other amounts paid by the Company to persons who are not resident in the BVI and any capital gains realized with respect to any shares, debt obligations, or other securities of the Company by persons who are not resident in the BVI are exempt from all provisions of the Income Tax Ordinance in the BVI.
We have historically outsourced all of the research and clinical development for our programs under a master services agreement with Biohaven Pharmaceuticals, Inc. ("BPI"). As a result of providing services under this agreement,

BPI was profitable during the three months ended March 31, 2025 and 2024. A similar arrangement is also in place for our subsidiary, Biohaven Biosciences Ireland Limited ("BBIL") also operates under a similar arrangement. Both Companies are subject to taxation in the United States and Ireland, respectively. As such, in each reporting period, the tax provision includes the effects of the results of operations of BPI and BBIL.
At March 31, 2025 and December 31, 2024, we continued to maintain a full valuation allowance against our net deferred tax assets, comprised primarily of research and development tax credit carryforwards and net operating loss carryforwards, based on management’s assessment that it is more likely than not that the deferred tax assets will not be realized.
Our income tax provision primarily relates to the profitable operations of our subsidiaries in the United States and Ireland.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following tables summarize our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
In thousands
Operating expenses:
Research and development	$187,584	$155,972	$31,612
General and administrative	33,977	27,268	6,709
Total operating expenses	221,561	183,240	38,321
Loss from operations	(221,561)	(183,240)	(38,321)
Other income, net	493	4,305	(3,812)
Loss before provision for income taxes	(221,068)	(178,935)	(42,133)
Provision for income taxes	609	569	40
Net loss	$(221,677)	$(179,504)	$(42,173)

Research and Development Expenses

	Three Months Ended March 31,
	2025	2024*	Change
In thousands
Direct research and development expenses by program:
BHV-4157 (Troriluzole)	$13,788	$17,087	$(3,299)
BHV-2000 (Taldefgrobep Alfa)	6,184	11,128	(4,944)
BHV-7000 & BHV-7010 (Kv7)	31,573	24,803	6,770
BHV-2100 (TRPM3 Antagonist)	16,748	4,620	12,128
BHV-8000 (TYK2/JAK1)	4,373	4,249	124
BHV-1300 (IgG Degrader)	8,621	9,225	(604)
BHV-1310 (IgG Degrader)	1,074	3,261	(2,187)
BHV-1400 (IgA Degrader)	4,860	4,092	768
BHV-1600 (β1-AR AAB Degrader)	3,003	815	2,188
BHV-1510 (Trop2)	4,490	19,586	(15,096)
BHV-1530 (FGFR3)	3,176	—	3,176
Other programs	511	(241)	752
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	56,371	40,605	15,766
Preclinical research programs	25,535	11,863	13,672
Other	7,277	4,879	2,398
Total research and development expenses	$187,584	$155,972	$31,612
*Certain prior year amounts have been reclassified to conform to current year presentation

R&D expenses, including non-cash share-based compensation costs, were $187.6 million for the three months ended March 31, 2025, compared to $156.0 million for the three months ended March 31, 2024. The increase of $31.6 million was due to increased non-cash share-based compensation expense in 2025, as well as increased direct program spend for advancing clinical trials and preclinical research programs in 2025 as compared to the same period in the prior year. The $13.7 million increase in preclinical research programs was primarily due to an upfront share payment valued at $4.9 million and an accrual for an upfront cash payment of $5.0 million related to agreements entered into during the three months ended March 31, 2025. These increases were partially offset by decreased program expense for BHV-1510, primarily related to the acquisition of Pyramid which resulted in a $10.9 million non-cash upfront payment during the three months ended March 31, 2024, and $7.2 million in milestones which became due during the first quarter of 2024.
Non-cash share-based compensation expense was $35.2 million for the three months ended March 31, 2025, an increase of $13.9 million as compared to the same period in 2024. Non-cash share-based compensation expense was higher in 2025 primarily due to our annual equity incentive awards granted in the first quarter of 2025.
General and Administrative Expenses
General and administrative expenses were $34.0 million for the three months ended March 31, 2025, compared to $27.3 million for the three months ended March 31, 2024. The increase of $6.7 million was primarily due to increased non-cash share-based compensation expense and increased legal costs. Non-cash share-based compensation expense was $17.8 million for the three months ended March 31, 2025, an increase of $4.2 million as compared to the same period in 2024. Non-cash share-based compensation expense was higher in 2025 primarily due to our annual equity incentive awards granted in the first quarter of 2025.
Other Income, Net
Other income, net was other income of $0.5 million for the three months ended March 31, 2025, compared to other income, net of $4.3 million for the three months ended March 31, 2024. The decrease was primarily due to non-cash changes in the fair value of our forward contract and derivative liability recorded in connection with the Knopp Amendment during the three months ended March 31, 2025 of $3.6 million. See Note 4, "Fair Value of Financial Assets and Liabilities," and Note 10, "License, Acquisitions and Other Agreements," to the accompanying condensed consolidated financial statements included in this Form 10-Q for discussion of the forward contract and derivative liabilities recorded in connection with the Knopp Amendment.
Provision for Income Taxes
We recorded income tax provisions of $0.6 million for the three months ended March 31, 2025 and 2024.
Liquidity and Capital Resources
Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from operations. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval and pursue commercialization of any approved product candidate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution, regulatory and commercial milestones and royalty payments. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates
Historically, we have funded our operations primarily with funding from the Former Parent, including a cash contribution received at the Separation, proceeds from the sale of our common shares, and proceeds from the sale of senior secured notes under our Note Purchase Agreement. We have incurred recurring losses since our inception and expect to continue to generate operating losses for the foreseeable future.
As of March 31, 2025, we had cash and cash equivalents of $98.4 million and marketable securities of $224.3 million. Cash in excess of immediate requirements is invested in marketable securities and money market funds with a view to liquidity and capital preservation. We continuously assess our working capital needs, capital expenditure requirements, and future investments or acquisitions.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2025	2024	Change
In thousands
Net cash used in operating activities	$(165,124)	$(102,637)	$(62,487)
Net cash provided by investing activities	164,879	34,031	130,848
Net cash provided by financing activities	369	3,423	(3,054)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	23	(6)	29
Net (decrease) in cash, cash equivalents and restricted cash	$147	$(65,189)	$65,336
Operating Activities
Net cash used in operating activities was $165.1 million for the three months ended March 31, 2025 and $102.6 million for the three months ended March 31, 2024. The $62.5 million increase in net cash used in operating activities for the three months ended March 31, 2025 was primarily due to an increase in R&D spending to advance clinical trials and preclinical research programs in 2025 as compared to the same period in the prior year.
Investing Activities
Net cash provided by investing activities was $164.9 million for the three months ended March 31, 2025, compared to net cash provided by investing activities of $34.0 million for the three months ended March 31, 2024. The $130.8 million increase in net cash provided by investing activities for the three months ended March 31, 2025 was driven primarily by an increase in maturities of marketable securities in 2025 (see Note 3, "Marketable Securities," to the condensed consolidated financial statements for additional details), as compared to the same period in the prior year.
Financing Activities
Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2025 compared to net cash provided by financing activities of $3.4 million for the three months ended March 31, 2024. The $3.1 million decrease in net cash provided by financing activities for the three months ended March 31, 2025 was primarily driven by a decrease in proceeds from the employee equity incentive plan in 2025 as compared to the same period in the prior year.

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
As of March 31, 2025, we sold and issued 4,248,588 common shares under the Equity Distribution Agreement, as amended, for total net proceeds of approximately $146.3 million. As of March 31, 2025, additional common shares having an aggregate offering price of up to approximately $300.0 million remained available to be issued.
2024 Public Offerings
On April 22, 2024, we closed an underwritten public offering of 6,451,220 of our common shares, which included the exercise in full of the underwriters' option to purchase additional shares, at the price of $41.00 per share. The net proceeds raised in the offering, after deducting underwriting discounts and expenses of the offering payable by us, were approximately $247.8 million. Proceeds received from the offering are used for general corporate purposes.
On October 2, 2024, we closed an underwritten public offering of 6,052,631 of our common shares, which included the exercise in full of the underwriters' option to purchase additional shares, at a price of $47.50 per share. The net proceeds raised in the offering, after deducting underwriting discounts and expenses of the offering payable by us, were approximately $269.9 million. Proceeds received from the offering are used for general corporate purposes.
Knopp Amendment
In May 2024, we entered into an amendment to the Purchase Agreement with Knopp (the "Knopp Amendment"), which reduced our milestone payments by $867.5 million and replaced the high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for our Kv7 programs. As consideration, we agreed to issue to Knopp our common shares, valued at approximately $75,000, through a private placement within 60 days of the date of execution of the Knopp Amendment (the “2024 Additional Consideration”) and additional common shares with an approximate value of $75,000 within 60 days of the first anniversary of execution of the Knopp Amendment (the “2025 Additional Consideration”), both non-cash common share payments. We also agreed to one-time cash-true ups for both the 2024 Additional Consideration and 2025 Additional Consideration (the “2024 Knopp True-Up” and “2025 Knopp True-Up”).
On May 30, 2024, we issued 1,872,874 common shares valued at $66.0 million to Knopp to settle the forward contract liability related to the 2024 Additional Consideration and recognized a non-cash gain of $9.2 million on settlement. In addition, the 2024 Additional Consideration True-up was considered settled as of December 2024, with no cash payment due upon expiration. The Company recognized a gain related to the 2024 Additional Consideration True-up of $15.5 million. On May 1, 2025, the total number of common shares to be issued for the 2025 Additional Consideration was determined to be 3,588,688. We expect to issue the common shares representing the 2025 Additional Consideration on or before June 30, 2025, in accordance with the Knopp Amendment.
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
As of March 31, 2025, the vesting conditions have not been met and the warrant is still outstanding.
Note Purchase Agreement
In April 2025, we received $250.0 million in gross proceeds from the sale of senior secured notes under our Note Purchase Agreement. Refer to the section titled "Recent Developments" included in Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q for discussion of the Note Purchase Agreement.
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
We expect that our cash, cash equivalents and marketable securities, as of the date of this Quarterly Report on Form 10-Q, will be sufficient to fund operating and financial commitments and other cash requirements for at least one year after the issuance date of these financial statements.
To execute our business plans, we will require funding to support our continuing operations and pursue our growth strategy. Until such a time as we can generate significant revenue from product sales or royalties, if ever, we expect to finance our operations through public or private equity financings, debt financings, or other capital sources, including collaborations with other companies or other strategic transactions. We may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of our shareholders. If we are unable to obtain funding, we could be forced to delay, reduce, or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.
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
•the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any; and

•other capital expenditures, working capital requirements, changes in tariffs or trade barriers, and other general corporate activities.
Contractual Obligations and Commitments
Except as discussed in Note 11, "Commitments and Contingencies," and Note 14, "Subsequent Events," to our condensed consolidated financial statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments as included in our audited consolidated financial statements included in the 2024 Form 10-K.
Critical Accounting Policies and Significant Judgments and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures at the date of the condensed consolidated financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.
During the three months ended March 31, 2025, there were no material changes to our critical accounting policies as reported in our annual consolidated financial statements included in the 2024 Form 10-K.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations, if applicable, is disclosed in Note 2, "Summary of Significant Accounting Policies," to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Foreign Currency Translation
Our operations include activities in countries outside the U.S. As a result, our financial results are impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we operate. Our monetary exposures on our condensed consolidated balance sheet were immaterial to our financial position as of March 31, 2025.
We do not engage in any hedging activities against changes in foreign currency exchange rates.
Interest Rate Risk
As of March 31, 2025, our excess cash balances were invested in short-term money market funds and short-term debt securities issued by the United States government. We seek to diversify our investments and limit the amount of investment concentrations for individual corporate institutions, maturities and investment types. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Based on the type and duration of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1.00%, the fair value of our investment portfolio would (decrease) increase by approximately $(0.7) million and $0.7 million, respectively. For further discussion on our investments in marketable securities, refer to Note 3, "Marketable Securities," to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
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
Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.  Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors have not changed materially from those described in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 3, 2025, except for the risk factors noted below.
The terms of the Note Purchase Agreement (as defined below) and our level of indebtedness could adversely affect our business and financial condition and limit our ability to plan for, or respond to, changes in our business.
On April 28, 2025, we and our subsidiaries, including Biohaven Therapeutics Ltd. (the “Issuer”), entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) and Beetlejuice SA LLC, an affiliate of Oberland Capital Management LLC, as purchaser agent. Pursuant to the Note Purchase Agreement, the Purchasers purchased senior secured notes from the Issuer in an initial tranche for an aggregate purchase price of $250.0 million. In addition, the Purchasers may purchase additional senior secured notes from the Issuer in a second tranche in up to three purchases on or before June 30, 2026 for an aggregate purchase price of $150.0 million, subject to the satisfaction of certain conditions, including the receipt of approval from the FDA for troriluzole. The Purchasers may also purchase, at the Issuer’s option and subject to the approval of each Purchaser agreeing to participate therein, in its sole discretion, additional notes from the Issuer in up to four purchases for an aggregate purchase price of $200.0 million. In addition to the approximately $250.0 million of indebtedness that we have incurred under the Note Purchase Agreement, we may incur a significant amount of additional indebtedness under the Note Purchase Agreement, which could adversely affect our business.
As consideration under the Note Purchase Agreement, the Purchasers have the right to receive payments from us equal to, initially, 6.25% of the global net sales of troriluzole, subject to increase or decrease, following December 31, 2030, depending on whether the aggregate payments made to the Purchasers as of that date equal or exceed the Total Funded Amount (as defined in the Note Purchase Agreement). We are also obligated to pay to the Purchasers a milestone payment equal to 35% of the Funded Amount (as defined in the Note Purchase Agreement) upon the approval by the FDA or EMA of troriluzole or our other products. In addition, if the aggregate payments to the Purchasers as of December 31, 2030 do not equal or exceed the amount of the Total Funded Amount, then we will be obligated to make a one-time payment to the Purchasers in an amount equal to 100% of the Total Funded Amount as of December 31, 2030, less the aggregate amount of our previous payments, excluding any Milestone Payments made for approvals of product candidates other than troriluzole, to the Purchasers as of December 31, 2030. See Note 14, “Subsequent Events,” to the accompanying condensed consolidated financial statements included in this Form 10-Q for more information about the Note Purchase Agreement.
Our level of indebtedness could affect our business in the following ways, among other things:
•make it more difficult for us to satisfy our contractual and commercial commitments;
•require us to use a substantial portion of our cash flow from operations to make payments under the Note Purchase Agreement, which would reduce funds available for working capital, capital expenditures and other general corporate purposes;
•limit our ability to complete acquisitions and limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments or general corporate purposes;
•heighten our vulnerability to economic downturns or downturns in our business or our industry;
•place us at a disadvantage compared to those of our competitors that may have proportionately less indebtedness;
•limit management’s discretion in operating our business; and
•limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy.

Form 10-Q Table of Contents
The Note Purchase Agreement could have important negative consequences to holders of our common shares. To secure our obligations under the Note Purchase Agreement, we and certain of our subsidiaries have granted the Purchaser Agent, for the benefit of the Purchasers, a security interest in our cash and equity interests and in specific assets related to troriluzole. Failure to pay amounts owed to the Purchasers when due would result in a default under the Note Purchase Agreement and could result in foreclosure on all or substantially all of those assets, which would have a material adverse effect on our business and results of operations. In addition, payment requirements under the Note Purchase Agreement will increase our cash outflows. Our business may not generate cash flows from operations in the future that are sufficient to service our indebtedness, pay the revenue interest liability, make necessary capital expenditures and support our growth strategies. If we are unable to generate such cash flows, we may be required to pursue one or more alternatives, such as obtaining additional equity capital on terms that may be onerous or highly dilutive, selling assets or restructuring our indebtedness. We may have to relinquish valuable rights to troriluzole, our intellectual property or future revenue streams, or grant licenses on terms that are not favorable to us. In addition, an increase in the royalty rate on global net sales of troriluzole under the Note Purchase Agreement could result in additional payments by us to the Purchasers and, as a result, harm our cash flows, financial condition and results of operations. Our ability to refinance our indebtedness will depend on the capital and credit markets and our financial condition at such time. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the expense relating to the refinancing would increase. Any of the foregoing risks could materially adversely affect our financial condition, cash flows and results of operations.
The Note Purchase Agreement contains affirmative and negative covenants and events of default, which may prevent us from capitalizing on business opportunities and taking certain corporate actions, and includes a Put Option (as defined below) in favor of the Purchasers, which could have a material adverse effect on our business, financial condition and results of operations.
The Note Purchase Agreement contains affirmative and negative covenants and events of default, including covenants and restrictions that, among other things, restrict our ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock and enter into restrictive agreements, in each case, subject to certain exceptions set forth in the Note Purchase Agreement. Additionally, the Purchasers have an option (the “Put Option”) to terminate the Note Purchase Agreement and to require us to repurchase the Notes upon enumerated events such as payment defaults, covenant defaults, material breaches of representations and warranties, cross defaults to material debt, bankruptcy and insolvency defaults, material judgment defaults, a key man event or a change of control. The Purchasers’ right to repayment under the Note Purchase Agreement is senior to the rights of the holders of our common shares. If the Purchasers were to exercise the Put Option or otherwise declare an event of default under the Note Purchase Agreement, that could significantly harm our business, financial condition and results of operations and could cause the price of our common shares to decline.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Merus Agreement
In January 2025, we entered into a research collaboration and license agreement with Merus N.V. ("Merus") to co-develop three novel dual-targeting ADCs, leveraging Merus’ Biclonics® technology platform, and our next-generation ADC conjugation and payload platform technologies (the "Merus Agreement"). As consideration for the agreement, we were obligated to pay an upfront payment of 132,700 common shares valued at approximately $4.8 million as of the effective date, which were issued in February 2025.
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

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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
Dated: May 12, 2025
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Matthew Buten
Matthew Buten
Chief Financial Officer
(Principal Financial Officer)