Form 10-Q
period 2025-06-30
Biohaven Ltd.
filed 2025-08-11
CIK 1935979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2025, the registrant had 105,788,197 common shares, without par value per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

BIOHAVEN LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$165,797	$99,134
Marketable securities	239,183	386,857
Prepaid expenses	61,489	49,376
Other current assets	8,358	3,105
Total current assets	474,827	538,472
Property and equipment, net	18,593	17,320
Intangible assets	18,400	18,400
Goodwill	1,390	1,390
Other non-current assets	37,205	39,525
Total assets	$550,415	$615,107
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$19,628	$18,029
Accrued expenses and other current liabilities	78,726	51,487
Forward contract and derivative liability	25,970	84,710
Total current liabilities	124,324	154,226
Non-current operating lease liability	29,797	32,782
Notes payable	257,070	—
Other non-current liabilities	4,637	4,663
Total liabilities	415,828	191,671
Commitments and contingencies (Note 12)
Shareholders' Equity:
Preferred shares, no par value; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common shares, no par value; 200,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 105,782,447 and 101,221,989 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,743,109	1,656,702
Additional paid-in capital	157,019	112,369
Accumulated deficit	(1,765,538)	(1,345,714)
Accumulated other comprehensive (loss) income	(3)	79
Total shareholders' equity	134,587	423,436
Total liabilities and shareholders' equity	$550,415	$615,107
The accompanying notes are an integral part of these condensed consolidated financial statements.
3

BIOHAVEN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$184,367	$314,819	$371,951	$470,791
General and administrative	27,334	18,953	61,311	46,221
Total operating expenses	211,701	333,772	433,262	517,012
Loss from operations	(211,701)	(333,772)	(433,262)	(517,012)
Other income, net	13,815	14,178	14,308	18,483
Loss before provision for income taxes	(197,886)	(319,594)	(418,954)	(498,529)
Provision for income taxes	261	177	870	746
Net loss	$(198,147)	$(319,771)	$(419,824)	$(499,275)
Net loss per share — basic and diluted	$(1.94)	$(3.64)	$(4.11)	$(5.93)
Weighted average common shares outstanding—basic and diluted	102,372,820	87,766,069	102,159,294	84,174,099
Comprehensive loss:
Net loss	$(198,147)	$(319,771)	$(419,824)	$(499,275)
Other comprehensive (loss) income, net of tax	(76)	28	(82)	(13)
Comprehensive loss	$(198,223)	$(319,743)	$(419,906)	$(499,288)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(419,824)	$(499,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,224	3,400
Non-cash share-based compensation	73,874	47,109
Issuance of common shares as payment for acquisition of IPR&D asset	—	10,793
Issuance of common shares as payment under license and other agreements	4,844	71,618
Fair value of forward contract and derivative liabilities under license agreement	—	102,529
Change in fair value of forward contract and derivative liabilities	(7,314)	(9,129)
Issuance of warrant under license agreement	—	3,340
Change in fair value of notes payable	1,190	—
Other non-cash items, net	(4,247)	(3,129)
Changes in operating assets and liabilities, net of effects of acquisition:
Prepaid expenses and other current and non-current assets	(11,781)	(13,491)
Accounts payable	1,599	(60)
Accrued expenses and other current and non-current liabilities	24,375	15,860
Net cash used in operating activities	(333,060)	(270,435)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	330,000	182,364
Purchases of marketable securities	(178,144)	(243,266)
Purchases of property and equipment	(694)	(3,389)
Other investing activities	(1,829)	391
Net cash provided by (used in) investing activities	149,333	(63,900)
Cash flows from financing activities:
Proceeds from issuance of notes payable	250,000	—
Proceeds from issuance of common shares	—	318,520
Payment of issuance costs	(1,247)	(800)
Proceeds from equity incentive plan	1,446	4,568
Other financing activities, net	—	2,258
Net cash provided by financing activities	250,199	324,546
Effects of exchange rates on cash, cash equivalents, and restricted cash	(17)	(13)
Net increase (decrease) in cash, cash equivalents, and restricted cash	66,455	(9,802)
Cash, cash equivalents, and restricted cash at beginning of period	102,542	252,120
Cash, cash equivalents, and restricted cash at end of period	$168,997	$242,318
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.   Nature of the Business and Basis of Presentation
Biohaven Ltd. (“we,” “us," "our," "Biohaven" or the “Company”) was incorporated in Tortola, British Virgin Islands in May 2022. Biohaven is a biopharmaceutical company focused on the discovery, development and commercialization of life-changing treatments in key therapeutic areas, including immunology, neuroscience, and oncology. The Company is advancing its innovative portfolio of therapeutics, leveraging its proven drug development experience and multiple, proprietary drug development platforms. Biohaven's extensive clinical and preclinical programs include Kv7 ion channel modulation for epilepsy and mood disorders; Molecular Degrader of Extracellular Proteins (“MoDE”) and Targeted Removal of Aberrant Protein ("TRAP") extracellular protein degradation for immunological diseases; Transient Receptor Potential Melastatin 3 ("TRPM3") antagonism for pain; Tyrosine Kinase 2/Janus Kinase 1 ("TYK2/JAK1") inhibition for neuroinflammatory disorders; glutamate modulation for spinocerebellar ataxia; myostatin inhibition for neuromuscular and metabolic diseases, including spinal muscular atrophy and obesity; antibody recruiting bispecific molecules; and antibody drug conjugates ("ADCs") for cancer.
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
Through August 11, 2025, the Company has funded its operations primarily with funding from the Former Parent, including a cash contribution received at the Separation, proceeds from the sale of its common shares, and proceeds from the sale of senior secured notes under its Note Purchase Agreement (as defined and described in Note 6, "Notes Payable"). The Company has incurred recurring losses since its inception and expects to continue to generate operating losses for the foreseeable future.
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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for all periods presented. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Reclassifications
Certain items in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual for research and development expenses, valuation of forward contract and derivative liability, and valuation of notes payable. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
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
The following represents a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash as of June 30, 2025 and June 30, 2024, respectively, in the condensed consolidated statements of cash flows:

	As of June 30, 2025	As of June 30, 2024
Cash and cash equivalents	$165,797	$239,147
Restricted cash (included in other current assets)	250	156
Restricted cash (included in other non-current assets)	2,950	3,015
Total cash, cash equivalents and restricted cash at the end of the period in the condensed consolidated statement of cash flows	$168,997	$242,318
Valuation of Note Purchase Agreement
On April 28, 2025 the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement” or "NPA") with Beetlejuice SA LLC, an affiliate of Oberland Capital Management LLC ("Oberland"), certain subsidiaries of the Company, as obligors and the purchasers party thereto (the "Purchasers"), as described in further detail in Note 6, "Notes Payable." As of June 30, 2025, in addition to secured notes in the principal amount of $250,000, which were issued in April 2025, Oberland has agreed to purchase, at the option of the Company and subject to the satisfaction of certain conditions, including the receipt of approval from the U.S. Food and Drug Administration (the “FDA”) for troriluzole, a second tranche of secured notes in up to three purchases on or before June 30, 2026 for an aggregate purchase price of $150,000. The Company may also sell, at its option and subject to the approval of each Purchaser agreeing to participate therein, in its sole discretion, additional secured notes in up to four purchases for an aggregate purchase price of $200,000, the proceeds of which may be used solely to fund permitted acquisitions and related costs and expenses. Under the NPA, the Company will be obligated to make Revenue Payments (as defined in Note 6) based on a percentage of global net sales of troriluzole and make a Milestone Payment (as defined in Note 6), equal to 35% of the total funded amount, upon regulatory approval of any drug candidate.
The Company assessed the terms and features of the NPA and determined that the Company is eligible to elect the fair value option under ASC 825, "Financial Instruments." The NPA contains various embedded features and the election of the fair value option allows the Company to bypass analysis of potential embedded derivatives and further analysis of bifurcation of any recognized financial liabilities.
Under the fair value option, the financial liability, which is recorded as Notes Payable on the condensed consolidated balance sheet, is initially measured at its fair value on the issuance date and subsequently remeasured at estimated fair value on a recurring basis at each reporting date. Subsequent changes in fair value, excluding the impact of the change in fair value attributable to instrument-specific credit risk, are separately presented as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The portion of the fair value adjustment attributed to a change in the instrument-specific credit risk is recognized and separately presented as a component of other comprehensive income (loss). The portion of total changes in fair value attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income (loss) in the accompanying condensed consolidated statements of operations and comprehensive loss.
As the Company elected to account for the NPA under the fair value option, debt issuance costs, which were not material, were immediately expensed within general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. Additionally, the Company has elected not to present interest expense separately from changes in fair value and therefore will not separately present interest expense associated with the NPA.
The fair value of the NPA represents the present value of estimated future payments under the NPA. The fair value of the NPA is based on the cumulative probability of the various estimated payments. The fair value measurement is based on significant Level 3 unobservable inputs such as management's assumptions on the probability and timing of

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

regulatory approvals for troriluzole and other product candidates, forecasted future revenue for troriluzole, probability and timing of an early redemption of all obligations under the NPA, and discount rate.
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
3. Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of debt securities available-for-sale by type of security at June 30, 2025 and December 31, 2024 were as follows:

	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
Debt securities
U.S. treasury bills	$218,810	$—	$218,810	$1	$(25)	$218,786
U.S. treasury bonds	90,128	—	90,128	13	(8)	90,133
Total	$308,938	$—	$308,938	$14	$(33)	$308,919

December 31, 2024
Debt securities
U.S. treasury bills	312,262	—	312,262	82	(47)	312,297
U.S. treasury bonds	74,526	—	74,526	34	—	74,560
Total	$386,788	$—	$386,788	$116	$(47)	$386,857
The fair values of debt securities available-for-sale by classification in the condensed consolidated balance sheets were as follows:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$69,736	$—
Marketable securities	239,183	386,857
Total	$308,919	$386,857

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.  Marketable Securities (Continued)

The net amortized cost and fair value of debt securities available-for-sale at June 30, 2025 and December 31, 2024 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

	June 30, 2025		December 31, 2024
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$308,938	$308,919	$386,788	$386,857
Summarized below are the debt securities available-for-sale the Company held at June 30, 2025 and December 31, 2024 that were in an unrealized loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months
	Number of Securities	Fair Value	Unrealized Losses
June 30, 2025
Debt securities
U.S. treasury bills	12	$178,880	$(25)
U.S. treasury bonds	4	60,116	(8)
Total	16	$238,996	$(33)

December 31, 2024
Debt securities
U.S. treasury bills	4	$58,988	$(47)

The Company did not have any investments in a continuous unrealized loss position for more than twelve months as of June 30, 2025 or December 31, 2024.
The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company's business. In performing this review, the Company considered factors such as the credit quality of the investment security based on research performed by external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. As of June 30, 2025, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.
Net Investment Income
Gross investment income includes interest income from debt securities available-for-sale, money-market funds, cash and restricted cash. Net investment income included in other income, net in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Debt securities	$3,076	$3,000	$6,304	$5,069
Other investments	1,122	2,140	2,133	4,402
Gross investment income	4,198	5,140	8,437	9,471
Investment expenses	(45)	(40)	(78)	(70)
Net investment income	$4,153	$5,100	$8,359	$9,401

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.  Marketable Securities (Continued)

We utilize the specific identification method in computing realized gains and losses on sales of debt securities. There were no proceeds from the sale of available-for-sale debt securities or related gross realized capital gains or losses for the three and six months ended June 30, 2025 or 2024.
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
Financial Instruments Measured at Fair Value on the Condensed Consolidated Balance Sheets
Certain of the Company's financial instruments are measured at fair value on the condensed consolidated balance sheets on a recurring basis. The fair values of these instruments are based on valuations that include inputs that can be classified within one of three levels of a hierarchy established by GAAP. See Fair Value Measurements in Note 2, "Summary of Significant Accounting Policies," for a description of the type of valuation information ("valuation inputs") that qualifies a financial asset or liability for each level.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
Financial assets and liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at June 30, 2025 and December 31, 2024 were as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
June 30, 2025
Assets:
Cash equivalents	Money market funds	$88,944	$—	$—	$88,944
Cash and cash equivalents	U.S. treasury bills	14,964	54,772	—	69,736
Marketable securities	U.S. treasury bills	29,846	119,204	—	149,050
Marketable securities	U.S. treasury bonds	—	90,133	—	90,133
Other non-current assets	Money market funds	3,200	—	—	3,200
Total assets		$136,954	$264,109	$—	$401,063

Liabilities:
Derivative liability, current	Written put option, current	$—	$—	$25,970	$25,970
Notes payable	Notes payable, non-current	—	—	257,070	257,070
Total liabilities		$—	$—	$283,040	$283,040

December 31, 2024
Assets:
Cash equivalents	Money market funds	$38,967	$—	$—	$38,967
Marketable securities	U.S. treasury bills	29,707	282,590	—	312,297
Marketable securities	U.S. treasury bonds	—	74,560	—	74,560
Other non-current assets	Money market funds	3,133	—	—	3,133
Total assets		$71,807	$357,150	$—	$428,957

Liabilities:
Forward contract liability	Forward contract, current	$—	$—	$71,500	$71,500
Derivative liability, current	Written put option, current	—	—	13,210	13,210
Total liabilities		$—	$—	$84,710	$84,710
There were no securities transferred between Level 1, 2, and 3 during the three and six months ended June 30, 2025 or 2024.
The following is a description, including valuation methodology, of the financial assets and liabilities measured at fair value on a recurring basis:
Cash Equivalents and Other Non-Current Assets
Cash equivalents at June 30, 2025 consisted of cash invested in U.S. treasury bills with original maturities of three months or less at time of purchase and short-term money market funds that are readily convertible to known amounts of cash and redeemable daily at the election of the Company. The carrying value of cash equivalents approximates fair value because the near term maturities of the U.S. treasury bills and money market fund's underlying security holdings result in an insignificant change in value related to changes in interest rates. When quoted prices are available in an active market, cash equivalents are classified in Level 1 of the fair value hierarchy and consisted of on-the-run U.S. treasury

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
bills and short-term money market funds. Fair value of cash equivalent instruments that do not trade on a regular basis in active markets are classified as Level 2 and consisted of off-the-run treasury bills.
Marketable Securities
Quoted prices for identical assets in active markets are considered Level 1 and consisted of on-the-run U.S. treasury bills. The fair values of the Company’s Level 2 debt securities are obtained from quoted market prices of debt securities with similar characteristics, quoted prices from identical assets in inactive markets, or discounted cash flows to estimate fair value. The Company's Level 2 marketable securities consisted of off-the-run U.S. treasury bills and U.S. treasury bonds.
Forward Contract and Derivative Liability
In connection with the amendment, dated as of May 1, 2024 (the "Knopp Amendment"), to the Membership Interest Purchase Agreement, dated as of February 24, 2022 (as amended, the "Knopp Agreement"), entered into with Knopp Biosciences, LLC ("Knopp"), Knopp has the option to request a one-time cash true-up payment from the Company in December 2025, as defined in the Knopp Agreement (the "2025 Knopp True-Up"). See Note 11, "License, Acquisitions and Other Agreements," for further details.
The following table provides a roll forward of the fair value of the Company's forward contract and derivative liability related to the 2025 Knopp Additional Consideration and 2025 Knopp True-Up, respectively, for which fair value is determined by Level 3 inputs from December 31, 2024 to June 30, 2025:

Carrying Value
Fair value at December 31, 2024	$84,710
Change in fair value of forward contract and derivative liability in other income, net	3,610
Fair value at March, 31 2025	88,320
Change in fair value of forward contract and derivative liability in other income, net	(10,924)
Settlement of 2025 Knopp Additional Consideration at fair value	(51,426)
Fair value at June 30, 2025	$25,970
The fair value of the remaining derivative liability recognized in connection with the Knopp Amendment was determined based on significant inputs not observable in the market, and therefore represents a Level 3 measurement within the fair value hierarchy. The valuation is based on a Monte Carlo simulation of Biohaven's share price, which requires judgment and assumptions regarding the volatility of Biohaven's share price, discounted to present value using a risk-free rate plus Biohaven-specific subordinate unsecured credit risk since potentially payable in cash. A summary of the unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability related to the 2025 Knopp True-Up as of June 30, 2025 and the 2025 Knopp Additional Consideration and 2025 Knopp True-Up as of December 31, 2024, presented on a weighted-average basis based on relative fair value, are as follows,:

	As of June 30, 2025	As of December 31, 2024
Time to payment and potential payment (years)	0.42	0.50
Volatility (annual)	85.0%	67.5%
Discount rate	19.2%	12.0%
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
Note Purchase Agreement
On April 28, 2025, the Company entered into an NPA as described in further detail in Note 6, "Notes Payable." The Company elected to account for the NPA under the fair value option as permitted by ASC 825, "Financial Instruments."

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
The Company determined the fair value of the First Notes (as defined below) on April 28, 2025 was $255,880. The difference between the fair value at execution and the contractual principal of $250,000 was due to a purchased loan commitment for the Second Notes (as defined in Note 6). The purchased loan commitment resulted in a $5,880 offsetting asset recorded at its fair value within other current assets on the condensed consolidated balance sheet. The following table provides a roll forward of the fair value of the First Notes for which fair value is determined by Level 3 inputs from April 28, 2025 to June 30, 2025:

Amount
Fair value at April 28, 2025	$255,880
Change in fair value reported in other income (loss), net	1,190
Fair value at June 30, 2025	$257,070
The fair value of the First Notes represents the present value of estimated future payments under the NPA for the First Notes. The fair value of the First Notes is based on the cumulative probability of the various estimated payment scenarios. The fair value measurement is based on significant Level 3 unobservable inputs such as management's assumptions on the probability and timing of regulatory approvals for troriluzole and other product candidates, forecasted future revenue for troriluzole, probability and timing of an early redemption of all obligations under the NPA for the First Notes, and discount rate using a risk-free rate plus Biohaven-specific senior secured credit risk.
Actual probability and timing of regulatory approvals, future revenue for troriluzole, probability and timing of an early redemption event at the reporting date, and Biohaven-specific senior secured credit risk could be materially different than our assumptions, and if so, would mean the estimated fair value could be significantly higher or lower than the fair value determined. An increase in the liability related to the First Notes between the reporting date and settlement date of the liability would have a material adverse effect on the Company's financial performance.
At June 30, 2025, the difference between the aggregate fair value and the aggregate unpaid principal balance of the Notes was $7,070.
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of June 30, 2025	As of December 31, 2024
Building and land	$14,078	$14,078
Leasehold improvements	824	824
Computer hardware and software	896	875
Office and lab equipment	13,061	11,620
Furniture and fixtures	2,024	1,811
	$30,883	$29,208
Accumulated depreciation	(14,281)	(12,206)
	16,602	17,002
Equipment not yet in service	1,991	318
Property and equipment, net	$18,593	$17,320
Depreciation expense was $1,060 and $2,075 for the three and six months ended June 30, 2025, respectively, and $977 and $1,918 for the three and six months ended June 30, 2024, respectively.
Equipment not yet in service primarily consisted of lab equipment that had not been placed into service as of June 30, 2025 and December 31, 2024.

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
5. Balance Sheet Components (Continued)
Other Non-current Assets
Other non-current assets consisted of the following:

	As of June 30, 2025	As of December 31, 2024
Operating lease right-of-use assets	$34,242	$36,391
Other	2,963	3,134
Other non-current assets	$37,205	$39,525
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of June 30, 2025	As of December 31, 2024
Accrued development milestones	$15,153	$—
Accrued employee compensation and benefits	12,109	154
Accrued clinical trial costs	33,920	38,432
Operating lease liabilities - current portion	4,696	3,802
Other accrued expenses and other current liabilities	12,848	9,099
Accrued expenses and other current liabilities	$78,726	$51,487
6. Notes Payable
Note Purchase Agreement
On April 28, 2025 (the “Closing Date”), the Company and certain of its subsidiaries entered into the Note Purchase Agreement, by and among Biohaven Therapeutics Ltd., as issuer (the “Issuer”), the Company and certain subsidiaries of the Company, as obligors (together with the Issuer, the “Obligors”), the Purchasers and Beetlejuice SA LLC, an affiliate of Oberland, as purchaser agent (the “Purchaser Agent”). Pursuant to the Note Purchase Agreement, the Purchasers agreed to purchase senior secured notes from the Issuer (i) an initial tranche shortly after the Closing Date for an aggregate purchase price of $250,000 (the “First Notes”) and (ii) at the Company's option and subject to the satisfaction of certain conditions, including the receipt of approval from the FDA for troriluzole, a second tranche in up to three purchases on or before June 30, 2026 for an aggregate purchase price of $150,000 (the “Second Notes”). The proceeds from the sale of the First Notes and the Second Notes may be used for working capital and permitted business purposes. The Issuer may also sell to the Purchasers, at the Issuer’s option and subject to the approval of each Purchaser agreeing to participate therein, in its sole discretion, additional notes in up to four purchases for an aggregate purchase price of $200,000 (the “Third Notes” and, together with the First Notes and the Second Notes, the “Notes”), the proceeds of which may be used solely to fund permitted acquisitions and related costs and expenses. The Company received approximately $250,000 in proceeds from the sale of the First Notes in April 2025.
The Purchasers will be entitled to receive payments (the “Revenue Payments”) equal to, initially, 6.25% of the global net sales of troriluzole (“Net Sales”), which will increase pro rata upon the purchase of any of the Second Notes. If the aggregate amount of Revenue Payments (if troriluzole has received FDA approval) and any Milestone Payment made by the Issuer to the Purchasers pursuant to the Note Purchase Agreement as of December 31, 2030 (the “Test Date”) equals or exceeds the amount of the aggregate purchase price for the Notes paid by the Purchasers (the “Total Funded Amount”) to the Issuer pursuant to the Note Purchase Agreement (the “Test Date Condition”), the then-applicable percentage of Net Sales payable as Revenue Payments will automatically decrease by 60% for all subsequent years. If the Test Date Condition is not satisfied by the Test Date, the then-applicable percentage of Net Sales payable as Revenue Payments will automatically increase for all subsequent years to the lesser of (i) a rate that would have provided the Purchasers with 100% of the Total Funded Amount as of the Test Date had such rate applied from the Closing Date through and including

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

6. Notes Payable (continued)
the Test Date and (ii) 80%. The Revenue Payments will become payable to the Purchasers on a quarterly basis after the Closing Date.
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
The Purchasers’ right to receive the Revenue Payments shall terminate on the date on which the Purchasers have received Revenue Payments and Milestone Payments (the “Total Payments”), together with any True-Up Payment paid by the Issuer to the Purchasers, in an aggregate amount equal to the then-applicable Cap Amount, unless the Note Purchase Agreement is terminated prior to such date. The “Cap Amount” means an amount equal to the Total Funded Amount multiplied by (x) on or prior to the earlier of the Test Date and the date the Test Date Condition is satisfied, 1.65 with respect to the Second Notes and 1.95 with respect to the First Notes and any Third Notes, and (y) after the earlier of the Test Date and the date the Test Date Condition is satisfied, (a) with respect to the First Notes and Third Notes, (i) if the Test Date Condition is satisfied, 1.60, (ii) if the Test Date Condition is not satisfied and the Total Payments as of the Test Date are equal to or greater than 90% of the Total Funded Amount, 1.80, (iii) if the Test Date Condition is not satisfied and the Total Payments as of the Test Date are less than 90% but equal to or greater than 50% of the Total Funded Amount, 1.95, (iv) if the Test Date Condition is not satisfied and the Total Payments as of the Test Date are less than 50% of the Total Funded Amount, 2.10 if on or prior to the 8th anniversary of the Closing Date and 2.25 if after the 8th anniversary of the Closing Date, and (b) with respect to the Second Notes, (i) if the Test Date Condition is satisfied, 1.40, (ii) if the Test Date Condition is not satisfied and the Total Payments as of the Test Date are equal to or greater than 50% of the Funded Amount, 1.65, and (iii) if the Test Date Condition is not satisfied and the Total Payments as of the Test Date are less than 50% of the Funded Amount, 1.75.
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
Under the Note Purchase Agreement, the Issuer has an option (the “Call Option”) to terminate the Note Purchase Agreement and repurchase the Notes in full at any time upon advance written notice. Additionally, the Purchasers have an option (the “Put Option”) to terminate the Note Purchase Agreement and to require the Company to repurchase the Notes in full upon certain enumerated events, including, but not limited to, payment defaults, covenant defaults, material breaches of representations and warranties, cross defaults to material debt, bankruptcy and insolvency defaults, material judgment defaults, key man event or a change of control. The required purchase price with respect to the Call Option and the Put Option, as applicable, shall be (a) with respect to the portion of the Total Funded Amount relating to the First Notes and the Third Notes, (i) 120% of such amount if Purchasers exercise the Put Option (other than in connection with a change of control or in connection with a sale of all or substantially all assets relating to troriluzole under certain conditions) on or prior to the first anniversary of the Closing Date, (ii) 135% of such amount if the First Notes and Third Notes are repurchased voluntarily or in connection with a change of control on or prior to the date that is 18 months after the Closing Date or in connection with a definitive agreement for the sale of all or substantially all assets relating to troriluzole by August 31, 2025 and the repurchase of the Notes by September 30, 2025 and provided that, in either case, no Default or Event of Default is continuing at such time, (iii) 150% of such amount if the First Notes and Third Notes are repurchased on or prior to the date that is 18 months after the Closing Date and the prior clauses (i) and (ii) do not apply, (iv) 175% of such amount if the First Notes and Third Notes are repurchased from and after the date that is 18 months after the Closing Date and prior to the third anniversary of the Closing Date and (v) 195% of such amount if the First Notes and Third Notes are repurchased after the third anniversary of the Closing Date, provided that if the Total Payments as of

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

6. Notes Payable (continued)
the Test Date are less than 50% of the Total Funded Amount, the required purchase price shall be 210% of such amount if such purchase price is paid on or prior to the 8th anniversary of the Closing Date, and 225% of such amount if such purchase price is paid after the 8th anniversary of the Closing Date, and (b) with respect to the portion of the Total Funded Amount relating to the Second Notes, (i) 120% of such amount if the Second Notes are repurchased on or prior to the first anniversary of the first purchase date for such Second Notes, (ii) 135% of such amount if the Second Notes are repurchased after the first anniversary but on or prior to the second anniversary of the first purchase date for such Second Notes and (iii) 175% of such amount if the Second Notes are repurchased after the second anniversary of the first purchase date for such Second Notes, except in the event that the Total Payments as of the Test Date are equal to or greater than 50% of the Total Funded Amount, in which case the required purchase price shall be 165% of such amount, minus in each case in the preceding clauses (a) and (b), the aggregate Total Payments and any True-Up Payment made to the Purchasers prior to such date.
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
The Company elected to account for the Note Purchase Agreement using the fair value option as permitted by ASC 825. See Note 2, "Summary of Significant Accounting Policies" and Note 4, "Fair Value of Financial Assets and Liabilities" for further discussion.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

7.   Shareholders' Equity
Changes in shareholders’ equity for the three and six months ended June 30, 2025 and 2024 were as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances as of December 31, 2024	101,221,989	$1,656,702	$112,369	$(1,345,714)	$79	$423,436
Net loss	—	—	—	(221,677)	—	(221,677)
Obligation to issue common shares as payment under license and other agreements	222,119	8,554	(8,554)	—	—	—
Issuance of common shares as payment under license and other agreements	132,700	4,844	—	—	—	4,844
Issuance of common shares under 2022 Equity Incentive Plan	527,216	19,246	(19,410)	—	—	(164)
Non-cash share-based compensation expense	—	—	53,062	—	—	53,062
Other comprehensive loss	—	—	—	—	(6)	(6)
Balances as of March 31, 2025	102,104,024	$1,689,346	$137,467	$(1,567,391)	$73	$259,495
Net loss	—	—	—	(198,147)	—	(198,147)
Issuance of common shares as payment under license and other agreements	3,588,688	51,426	—	—	—	51,426
Issuance of common shares under 2022 Equity Incentive Plan and 2022 Employee Share Purchase Plan	89,735	2,337	(1,260)	—	—	1,077
Non-cash share-based compensation expense	—	—	20,812	—	—	20,812
Other comprehensive loss	—	—	—	—	(76)	(76)
Balances as of June 30, 2025	105,782,447	$1,743,109	$157,019	$(1,765,538)	$(3)	$134,587

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
7.   Shareholders' Equity (Continued)

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances as of December 31, 2023	81,115,723	$887,528	$39,804	$(499,292)	$(65)	$427,975
Net loss	—	—	—	(179,504)	—	(179,504)
Issuance of common shares as payment for IPR&D asset	242,958	10,347	—	—	—	10,347
Issuance of common shares as payment for license and other agreements	97,233	5,637	—	—	—	5,637
Issuance of common shares under 2022 Equity Incentive Plan	351,307	7,452	(5,296)	—	—	2,156
Non-cash share-based compensation expense	—	—	34,877	—	—	34,877
Other comprehensive loss	—	—	—	—	(41)	(41)
Balances as of March 31, 2024	81,807,221	$910,964	$69,385	$(678,796)	$(106)	$301,447
Net loss	—	—	—	(319,771)	—	(319,771)
Issuance of common shares, net of offering costs	8,544,951	317,720	—	—	—	317,720
Issuance of common shares as payment for acquisition of IPR&D asset	10,452	446	—	—	—	446
Issuance of common shares as payment under license and other agreements	1,872,874	65,981	—	—	—	65,981
Issuance of common shares under 2022 Equity Incentive Plan and 2022 Employee Share Purchase Plan	110,834	3,442	(1,125)	—	—	2,317
Issuance of warrant as payment under license agreement	—	—	3,340	—	—	3,340
Non-cash share-based compensation expense	—	—	12,232	—	—	12,232
Other comprehensive income	—	—	—	—	28	28
Balance as of June 30, 2024	92,346,332	$1,298,553	$83,832	$(998,567)	$(78)	$383,740
Knopp Amendment
In May 2024, the Company entered into the Knopp Amendment under which the parties thereto agreed to revise the success-based payment and royalty payment obligations under the Knopp Agreement. As partial consideration, the Company issued 1,872,874 Company common shares to Knopp, valued at approximately $65,981. As further consideration for the revisions to the success-based payment and royalty payment obligations in the Knopp Amendment, the Company issued to Knopp a warrant to purchase 294,195 of the Company's common shares with a purchase price of 67.98, subject to certain specified development milestones and the Company achieving a specified market capitalization, valued at approximately $3,340.
In June 2025, as remaining consideration, the Company issued 3,588,688 Company common shares to Knopp, valued at approximately $51,426.
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

April 2024 Public Offering
On April 22, 2024, the Company closed an underwritten public offering of 6,451,220 of its common shares, which included the exercise in full of the underwriters' option to purchase additional shares, at a price of $41.00 per share. The net proceeds raised in the offering, after deducting underwriting discounts and expenses of the offering payable by Biohaven, were approximately $247,830. The Company used the net proceeds received from the offering for general corporate purposes.
Pyramid Acquisition
In January 2024, the Company acquired Pyramid Biosciences, Inc. ("Pyramid") pursuant to an Agreement and Plan of Merger, dated January 7, 2024 (the "Pyramid Agreement"). In consideration for the Pyramid acquisition, Biohaven made an upfront payment of 255,794 Company common shares, valued at approximately $10,894. As of June 30, 2025, 253,838 of these common shares had been issued by the Company.
During the three months ended March 31, 2024, the Company recorded $5,689 of R&D expense in the condensed consolidated statement of operations and comprehensive loss for a developmental milestone which became due under the Pyramid Agreement, to be paid in 98,129 Company common shares. As of June 30, 2025, 97,387 of these common shares had been issued by the Company. Refer to Note 11, "License, Acquisitions and Other Agreements," for further discussion of the Pyramid acquisition.
Equity Distribution Agreement
In October 2023, the Company entered into an equity distribution agreement (the "Equity Distribution Agreement") contemplating the offer and sale of common shares having an aggregate offering price of up to $150,000 from time to time through or to the sales agent, acting as its agent or principal. The sales agent is not required to sell any specific amount of securities but will act as the Company's sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between the sales agent and the Company.
In August 2024, the Company entered into an amendment to the Equity Distribution Agreement contemplating the offer and sale of common shares having an aggregate offering price of up to $450,000 from time to time through or to the sales agent, acting as its agent or principal. Sales of the Company's common shares, if any, will be made in sales deemed to be “at-the-market offerings”. The net proceeds from any at-the-market offerings of Company common shares are to be used for general corporate purposes.
As of June 30, 2025, the Company has sold and issued 4,248,588 common shares under the Equity Distribution Agreement, as amended, for total net proceeds of approximately $146,250. As of June 30, 2025, additional common shares having an aggregate offering price of up to $300,000 remain available to be issued.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
8. Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Net unrealized investment gains (losses):
Beginning of period balance	$40	$69
Other comprehensive loss(1)	(59)	(88)
End of period balance	(19)	(19)

Foreign currency translation adjustments:
Beginning of period balance	33	10
Other comprehensive (loss) income(1)	(17)	6
End of period balance	16	16

Total beginning of period accumulated other comprehensive income	73	79
Total other comprehensive loss	(76)	(82)
Total end of period accumulated other comprehensive loss	$(3)	$(3)
(1) There was no tax on other comprehensive income (loss) and no amounts reclassified from accumulated other comprehensive income (loss) during the period.
Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net unrealized investment gains (losses):
Beginning of period balance	$(32)	$3
Other comprehensive income (loss)(1)	29	(6)
End of period balance	(3)	(3)

Foreign currency translation adjustments:
Beginning of period balance	(74)	(68)
Other comprehensive loss(1)	(1)	(7)
End of period balance	(75)	(75)

Total beginning of period accumulated other comprehensive loss	(106)	(65)
Total other comprehensive income (loss)	28	(13)
Total end of period accumulated other comprehensive loss	$(78)	$(78)
(1) There was no tax on other comprehensive income (loss) and no amounts reclassified from accumulated other comprehensive income (loss) during the period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses	$13,110	$7,071	$48,344	$28,362
General and administrative expenses	7,702	5,161	25,530	18,747
Total non-cash share-based compensation expense	$20,812	$12,232	$73,874	$47,109
As of June 30, 2025, total unrecognized compensation cost related to the unvested share-based awards was $137,655, which is expected to be recognized over a weighted average period of 1.57 years.
Share Options
All share option grants are awarded at fair value on the date of grant. The fair value of share options is estimated using the Black-Scholes option pricing model. Share options generally expire 10 years after the grant date.
The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company's common shares for those share options that had exercise prices lower than the fair value of the Company's common shares at June 30, 2025. The total intrinsic value of share options exercised during the six months ended June 30, 2025 and 2024 was $1,566 and $11,880, respectively. The tax benefit from share options exercised for the six months ended June 30, 2025 and 2024 was not material.
The weighted average grant date fair value per share of share options granted under the Company's share option plan during the six months ended June 30, 2025 and 2024 was $25.04 and $30.76, respectively. The Company expects approximately 6,644,371 of the unvested share options to vest over the requisite service period.
The following table is a summary of the Company's share option activity for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2024	12,781,084	$17.46
Granted	3,036,387	$36.77
Exercised	(64,865)	$7.31
Forfeited	(81,045)	$29.89
Outstanding as of June 30, 2025	15,671,561	$21.18	8.04	$57,107
Options exercisable as of June 30, 2025	9,027,190	$17.14	7.74	$39,177
Vested and expected to vest as of June 30, 2025	15,671,561	$21.18	8.04	$57,107

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
9.   Non-Cash Share-Based Compensation (Continued)
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
The total fair value of RSUs vested during the six months ended June 30, 2025 and 2024 was $19,118 and $3,770, respectively.
The following table is a summary of the RSU activity for the six months ended June 30, 2025:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	277,221	$41.87
Granted	1,627,563	$38.53
Forfeited	(20,979)	$39.12
Vested	(486,621)	$39.29
Unvested as of June 30, 2025	1,397,184	$38.92
10.   Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(198,147)	$(319,771)	$(419,824)	$(499,275)
Denominator:
Weighted average common shares outstanding—basic and diluted	102,372,820	87,766,069	102,159,294	84,174,099
Net loss per share — basic and diluted	$(1.94)	$(3.64)	$(4.11)	$(5.93)
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

	As of June 30,
	2025	2024
Options to purchase common shares	15,671,561	13,545,016
Warrants to purchase common shares	294,195	294,195
Restricted share units	1,397,184	263,672
Total	17,362,940	14,102,883

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
License and Other Agreements
As of June 30, 2025, the Company had potential future developmental, regulatory and commercial milestone payments under its license and other agreements of up to approximately $155,538, $701,975, and $3,185,450, respectively. See below for a detailed discussion of these agreements. The Company has not recorded these potential contingent consideration payments as liabilities in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at June 30, 2025.
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
The Yale Agreement was amended and restated in May 2019. As of June 30, 2025, under the amended Yale Agreement, the Company had remaining contingent regulatory approval milestone payments of up to $2,000 and annual royalty payments of a low single-digit percentage based on net sales of riluzole-based products from the licensed patents or from products based on troriluzole. Under the amended and restated agreement, the royalty rates are reduced as compared to the original agreement. In addition, under the amended and restated agreement, the Company may develop products based on riluzole or troriluzole. The amended and restated agreement retains a minimum annual royalty of up to $1,000 per year, beginning after the first sale of product under the agreement. If the Company grants any sublicense rights under the Yale Agreement, it must pay Yale University a low single-digit percentage of sublicense income that it receives.
For the three and six months ended June 30, 2025 and 2024, the Company did not record any material milestone or royalty payments under the Yale Agreement.
In January 2021, the Company entered into a worldwide, exclusive license agreement with Yale University for the development and commercialization of a novel Molecular Degrader of Extracellular Protein ("MoDE") platform (the "Yale MoDE Agreement"). The platform pertains to the clearance of disease-causing protein and other biomolecules by targeting them for lysosomal degradation using multi-functional molecules. The Yale MoDE Agreement includes an obligation to pay a minimum annual royalty of up to $1,000 per year, and low single digit royalties on the net sales of licensed products. If the Company grants any sublicense rights under the Yale MoDE Agreement, it must pay Yale University a low single-digit percentage of sublicense income that it receives. As of June 30, 2025, under the Yale MoDE Agreement, the Company had remaining contingent development and commercial milestone payments of up to $538 and $2,950, respectively. The Yale MoDE Agreement terminates on the later of twenty years from the effective date, twenty years from the filing date of the first investigational new drug application for a licensed product or the last to expire of a licensed patent.
The Company did not record any material milestone or royalty payments under the Yale MoDE Agreement for the three and six months ended June 30, 2025 and 2024.
ALS Biopharma Agreement
In August 2015, the Company entered into an agreement (the "ALS Biopharma Agreement") with ALS Biopharma and Fox Chase Chemical Diversity Center Inc. ("FCCDC"), pursuant to which ALS Biopharma and FCCDC assigned the Company their worldwide patent rights to a family of over 300 prodrugs of glutamate modulating agents, including troriluzole, as well as other innovative technologies. Under the ALS Biopharma Agreement, the Company is obligated to use commercially reasonable efforts to commercialize and develop markets for the patent products. As of June 30, 2025,

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  License, Acquisitions and Other Agreements (Continued)
under the ALS Biopharma Agreement, the Company had remaining contingent regulatory approval milestone payments of up to $4,000, as well as royalty payments of a low single-digit percentage based on net sales of products licensed under the ALS Biopharma Agreement, payable on a quarterly basis.
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
For the three and six months ended June 30, 2025 and 2024, the Company did not record any material milestone or royalty payments under the ALS Biopharma Agreement.
Taldefgrobep Alfa License Agreement
In February 2022, following the transfer of intellectual property, the Company announced that it entered into a worldwide license agreement with BMS for the development and commercialization rights to taldefgrobep alfa (also known as BMS-986089), a novel, Phase 3-ready anti-myostatin adnectin (the "Taldefgrobep Alfa License Agreement").
As of June 30, 2025, under the Taldefgrobep Alfa License Agreement, the Company had remaining contingent regulatory approval milestone payments of up to $200,000, as well as tiered, sales-based royalty percentages from the high teens to the low twenties. There were no upfront or contingent payments to BMS related to the Taldefgrobep Alfa License Agreement.
For the three and six months ended June 30, 2025 and 2024, the Company did not record any material milestone or royalty payments under the Taldefgrobep Alfa License Agreement.
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
As of June 30, 2025, under the Highlightll Agreement, the Company had remaining contingent development, regulatory approval, and commercial milestone payments of up to $60,000, $37,500, and $837,500, respectively. Additionally, the Company has agreed to make tiered royalty payments as a percentage of net sales starting at mid-single digits and peaking at low teens digits. During the royalty term, if the Company offers to include China clinical sites in its Phase 3 study sufficient for submission to Chinese National Medical Products Administration and Highlightll, at its sole discretion, agrees, then Highlightll will pay royalties in the low tens digits to the Company on China sales upon approval.
The Highlightll Agreement terminates on a country-by-country basis upon expiration of the royalty term and can also be terminated if certain events occur, e.g., material breach or insolvency.
In July 2025, the Highlightll Agreement was amended to permit the Company to conduct clinical trials for BHV-8000 in China and its territories and possessions (the "Highlightll Territory") and seek marketing authorization in the Highlightll Territory. Any marketing authorizations obtained by the Company for BHV-8000 in the Highlightll Territory would be transferred to Highlightll for commercialization and Highlightll would pay royalties to the Company as noted above. In addition, the amendment provides for a low single digit reduction in the royalties payable by the Company to Highlightll.
During the three months ended June 30, 2025, the Company recorded R&D expense of $15,000 for a development milestone which the Company determined to have become probable during the period. The developmental milestone is expected to be paid during the third quarter of 2025 and was recorded within accrued expenses on the condensed consolidated balance sheet as of June 30, 2025. Excluding this $15,000 development milestone, for the three and six months ended June 30, 2025 and 2024, the Company did not record any material milestone or royalty payments related to the Highlightll Agreement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Milestone payments	$10,000	$375	$10,000	$1,875
Upfront Payments - Cash*	—	—	5,000	—
Upfront Payments - Issuance of Common Shares	$—	$—	$4,884	$—
*The 2025 amount includes $2,500 recorded to research and development expense related to cash owed for upfront payments which were not yet paid as of June 30, 2025 and is recorded within accrued expenses on the condensed consolidated balance sheet as of June 30, 2025.
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
In May 2024, the Company entered into the Knopp Amendment under which the parties thereto agreed to replace the scaled high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for BHV-7000 and the pipeline programs. The parties also agreed to reduce the success-based payments payable under the Purchase Agreement. The Company retains the ability to pay these contingent milestone payments in cash or in the Company's common shares at Biohaven's election, subject to the same increases if the Company elects to pay in the Company's common shares. As of June 30, 2025, under the Purchase Agreement, as amended, the Company had remaining success-based payments comprised of (i) to up to $185,000 based on regulatory approvals in the United States and EMEA for BHV-7000 and (ii) up to an additional $60,000 based on regulatory approval in the United States for the other Kv7 pipeline programs.
In consideration of the revisions to the success-based payment and royalty payment obligations, the Company agreed to issue to Knopp 1,872,874 Company common shares, valued at approximately $75,000, through a private placement within 60 days of the date of execution of the Knopp Amendment (the “2024 Additional Consideration”) and additional Company common shares with an approximate value of $75,000 within 60 days of the first anniversary of execution of the Knopp Amendment (the “2025 Additional Consideration”). On May 1, 2025, the total number of common shares to be issued for the 2025 Additional Consideration was determined to be 3,588,688. The Company has also given Knopp the option to request a one-time cash true-up payment from the Company in December 2024 in the event that Knopp continues to hold the Company's common shares representing the 2024 Additional Consideration and the value of such shares has declined (the "2024 Additional Consideration True-Up"), and a one-time cash true-up payment from the Company in December 2025 in the event that Knopp continues to hold the Company's common shares representing the 2025 Additional Consideration and the value of such shares has declined (the "2025 Additional Consideration True-Up"), in each case, subject to certain conditions.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  License, Acquisitions and Other Agreements (Continued)
The Company concluded that the agreement to issue the 2024 Additional Consideration at a future date represented a fixed forward contract under ASC 815 and classified the commitment as a forward contract liability on its condensed consolidated balance sheet on the execution date of the Knopp Amendment. The Company initially measured the forward contract associated with the 2024 Additional Consideration at a fair value of $75,220, which was recorded as R&D expense during the three months ended June 30, 2024 in its condensed consolidated statements of operations and comprehensive loss. In May 2024, the Company issued the 2024 Additional Consideration at an approximate value of $65,981 and recognized a gain of $9,239 in other income, net in its consolidated statement of operations during the three months ended June 30, 2024. The gain on settlement of the 2024 Additional Consideration was due to the decline in fair value of the 2024 Additional Consideration from the execution date to the issuance date due to a decline in Biohaven's share price.
The 2024 Additional Consideration True-Up represents a net cash settled written put option measured at fair value on a recurring basis. The Company has concluded that the 2024 Additional Consideration True-Up represents a net cash settled written put option on the Company’s shares and is a freestanding derivative liability under ASC 815. Accordingly, the Company classified the 2024 Additional Consideration True-Up as a current derivative liability on its condensed consolidated balance sheet. The Company initially recorded the 2024 Additional Consideration True-Up at a fair value of $15,540, which was recorded as R&D expense during the three months ended June 30, 2024 in its condensed consolidated statements of operations and comprehensive loss. The Company subsequently remeasured the fair value of the derivative liability. The 2024 Additional Consideration True-Up was considered settled as of December 2024, with no cash payment due upon expiration. The Company recognized a loss of $590 for both the three and six months ended June 30, 2024 related to the 2024 Additional Consideration True-Up.
The Company concluded that the agreement to issue the 2025 Additional Consideration at a future date represented a forward contract settleable in a variable number of shares under ASC 480, and classified the commitment as a current forward contract liability on its condensed consolidated balance sheet. The Company initially measured the 2025 Additional Consideration at a fair value of $63,940, which was recorded as R&D expense during the three months ended June 30, 2024 in its condensed consolidated statement of operations and comprehensive loss. The Company subsequently remeasured the fair value of the forward contract liability and recognized gains or losses through other income, net in its condensed consolidated statement of operations and comprehensive loss. In June 2025, the Company issued the 2025 Additional Consideration at an approximate value of $51,426. The Company recognized gains of $21,894 and $20,074 for the three and six months ended June 30, 2025, respectively, related to the 2025 Additional Consideration. The gain on settlement of the 2025 Additional Consideration was due to the decline in fair value of the 2025 Additional Consideration from the one year anniversary of the execution date to the issuance date due to a decline in Biohaven's share price. The Company recognized a loss of $1,150 related to the 2025 Additional Consideration for the three and six months ended June 30, 2024.
The Company has concluded that the 2025 Additional Consideration True-Up represents a net cash settled written put option on the Company’s shares and is a freestanding derivative liability under ASC 815. Accordingly, the Company classified the 2025 Additional Consideration True-Up as a non-current derivative liability on its condensed consolidated balance sheet. The Company initially recorded the 2025 Additional Consideration True-Up at a fair value of $13,810, which was recorded as R&D expense during the three months ended June 30, 2024. The Company has subsequently remeasured the fair value of the derivative liability and recognizes any gains or losses through other income, net in its condensed consolidated statement of operations and comprehensive loss. The Company recognized expense of $10,970 and $12,760 for the three and six months ended June 30, 2025, respectively, related to the 2025 Additional Consideration True-Up. The Company recognized a gain of $1,630 related to the 2025 Additional Consideration True-Up for both the three and six months ended June 30, 2024.
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
The Company has not recorded any of the remaining contingent consideration payments to Knopp as a liability in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at June 30, 2025.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  License, Acquisitions and Other Agreements (Continued)
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
As of June 30, 2025, under the Pyramid Agreement, the Company had remaining success-based payments comprised of (i) up to $5,000 based on developmental and regulatory milestones for the lead asset, BHV-1510 (formerly known as PBI-410), (ii) up to an additional $30,000 based on developmental and regulatory milestones for a second asset (formerly known as PBI-200) and (iii) up to $40,000 for commercial sales-based milestones of BHV-1510. Contingent developmental and regulatory milestone payments may be paid in cash or Biohaven common shares at the election of Biohaven and commercial sales-based milestones are to be made in cash.
The Company has not recorded any of the remaining contingent consideration payments as a liability in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at June 30, 2025.
For the three and six months ended June 30, 2025 and the three months ended June 30, 2024, the Company did not record any material milestone payments related to the Pyramid Agreement. During the six months ended June 30, 2024, the Company recorded $5,689 of R&D expense in the condensed consolidated statement of operations and comprehensive loss for a developmental milestone which became due under the Pyramid Agreement, to be paid in 98,129 common shares of the Company. See Note 7, "Shareholders' Equity," for discussion of common shares issued as part of the Pyramid Agreement.
12.   Commitments and Contingencies
Lease Agreements
The Company leases certain office and laboratory space. There have been no material changes to the lease obligations from those disclosed in Note 11, "Commitments and Contingencies" to the consolidated financial statements included in the 2024 Form 10-K.
Research Commitments
The Company has entered into agreements with several contract manufacturing organizations ("CMOs") and contract research organizations ("CROs") to provide products and services in connection with the Company’s preclinical studies and clinical trials. As of June 30, 2025, the Company had no remaining maximum research commitments in excess of one year.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
12.  Commitments and Contingencies (Continued)

position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2025 or December 31, 2024.
License, Acquisition and Other Agreements
The Company has entered into license, developmental, and acquisition agreements with various parties under which it is obligated to make contingent and non-contingent payments. See Note 11, "License, Acquisitions and Other Agreements," for additional details.
Other Agreements
On January 1, 2021, the Company entered into a consulting services agreement (the "Moda Agreement") with Moda Pharmaceuticals LLC ("Moda") to further the scientific advancement of technology, drug discovery platforms (including the technology licensed under the Yale MoDE Agreement), product candidates and related intellectual property owned or controlled by the Company.
Under the Moda Agreement, the Company agreed to make success-based payments based on developmental, regulatory, and commercial milestones. The Moda Agreement has a term of four years and may be terminated earlier by the Company or Moda under certain circumstances including, for example, the Company's discontinuation of research on the MoDE platform or default. In August 2023, the Company entered into an amendment to the Moda Agreement with Moda. As of June 30, 2025, under the Moda Agreement, as amended. The Company had remaining contingent development, regulatory approval, and commercial milestone payments of up to $31,245, $22,000, and $104,612, respectively.
The Company did not record any material milestone payments related to the Moda Agreement for the three and six months ended June 30, 2025. The Company did not record any material milestone payments related to the Moda Agreement for the three months ended June 30, 2024. For the six months ended June 30, 2024, the Company recorded research and development expense $850 related to developmental milestones under the Moda Agreement.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. In accordance with ASC 450, "Contingencies," if a loss contingency associated with a legal matter is probable to be incurred and the amount of loss can be reasonably estimated, an accrual is recorded on the condensed consolidated balance sheet. As of June 30, 2025, excluding the below, there were no matters which would have a material impact on the Company’s financial results.
Shareholder Complaint
On July 14, 2025, a lawsuit was filed in the United States District Court for the District of Connecticut against Biohaven Ltd. and certain of its officers alleging federal securities law violations on behalf of a putative class of purchasers of Biohaven stock between March 24, 2023 and May 14, 2025. The complaint alleges that Biohaven and the officer defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 based on alleged misstatements or omissions in certain Biohaven press releases and SEC filings concerning, among other things, (i) the outlook for and clinical data supporting troriluzole as a treatment for SCA spinocerebellar ataxia and (ii) BHV-7000’s efficacy and clinical prospects as a treatment for bipolar disorder. Plaintiffs also claim the individual defendants are liable for the alleged securities violations through derivative “control person” claims under Section 20(a) of the Exchange Act. The defendants have not yet answered or otherwise responded to the Complaint. The Company believes that the allegations are without merit and plans to defend itself vigorously.

13. Related Party Transactions
Related Party Agreements
License Agreement with Yale University
On September 30, 2013, the Company entered into the Yale Agreement with Yale University (see Note 11). The Company’s Chief Executive Officer is one of the inventors of the patents that the Company has licensed from Yale University and, as such, is entitled to a specified share of the glutamate product-related royalty revenues that may be received by Yale University under the Yale Agreement.
In January 2021, the Company entered into the Yale MoDE Agreement with Yale University (see Note 11 for details). Under the license agreement, the Company acquired exclusive, worldwide rights to Yale University's intellectual property directed to its MoDE platform. Under the Yale MoDE Agreement, the Company entered into the Yale MoDE SRA (see Note 11 for details), which included funding of up to $4,000 over the life of the agreement. In May 2023, the Company entered into an additional sponsored research agreement with Yale University (the "2023 Yale SRA"), which includes funding of up to $612 over the life of the agreement.
For the three and six months ended June 30, 2025, the Company recorded $330 and $851, respectively, in R&D expense, including certain administrative expenses, related to the Yale MoDE Agreement, the Yale Agreement, and the 2023 Yale SRA (collectively, the "Yale Agreements"). For the three and six months ended June 30, 2024, the Company recorded $582 and $1,027, respectively, in R&D expense, including certain administrative expenses, related to Yale Agreements. As of June 30, 2025, the Company did not owe any amounts to Yale University.
14. Segment Information
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

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
14. Segment Information (continued)

Additional information about segment profit or loss and significant segment expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Direct R&D program expense
BHV-4157 (Troriluzole)	$14,245	$17,076	$28,033	$34,163
BHV-2000 (Taldefgrobep Alfa)	8,045	17,748	14,229	28,876
BHV-7000 & BHV-7010 (Kv7)	31,172	27,400	62,744	52,204
BHV-2100 (TRPM3 Antagonist)	6,845	4,272	23,594	8,892
BHV-8000 (TYK2/JAK1)	21,216	2,675	25,589	6,925
BHV-1300 (IgG Degrader)	11,732	7,358	20,352	16,583
BHV-1310 (IgG Degrader)	3,612	3,938	4,686	7,199
BHV-1400 (IgA Degrader)	6,737	7,612	11,597	11,704
BHV-1600 (β1-AR AAB Degrader)	1,806	3,009	4,809	3,825
BHV-1510 (TROP-2)	5,384	3,043	9,873	22,628
BHV-1530 (FGFR3)	15,393	—	18,569	—
Other R&D program expense	1,104	1,272	1,615	1,030
Preclinical research programs R&D Expense	16,398	15,081	41,933	26,944
R&D personnel expense (excluding share-based compensation)(1)	20,490	17,889	41,627	37,202
R&D Share-based compensation expense	13,110	7,071	48,344	28,362
R&D Knopp amendment expense	—	171,850	—	171,850
G&A personnel expense (excluding share-based compensation)(1)	6,004	6,122	12,478	12,510
G&A Share-based compensation expense	7,702	5,161	25,530	18,747
Other segment items (2)	20,706	15,195	37,660	27,368
Non-operating income	(13,815)	(14,178)	(14,308)	(18,483)
Provision for income taxes	261	177	870	746
Segment net loss	198,147	319,771	419,824	499,275

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$198,147	$319,771	$419,824	$499,275
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
Overview
We are a biopharmaceutical company focused on the discovery, development, and commercialization of life-changing treatments in key therapeutic areas, including immunology, neuroscience, and oncology. We are advancing our innovative portfolio of therapeutics, leveraging our proven drug development experience and multiple proprietary drug development platforms. Our extensive clinical and preclinical programs include Kv7 ion channel modulation for epilepsy and mood disorders; Molecular Degrader of Extracellular Proteins (“MoDE”) and Targeted Removal of Aberrant Protein ("TRAP") extracellular protein degradation for immunological diseases; Transient Receptor Potential Melastatin 3 ("TRPM3") antagonism for pain; Tyrosine Kinase 2/Janus Kinase 1 ("TYK2/JAK1") inhibition for neuroinflammatory disorders; glutamate modulation for spinocerebellar ataxia ("SCA"); myostatin inhibition for neuromuscular and metabolic diseases, including spinal muscular atrophy ("SMA") and obesity; antibody recruiting bispecific molecules ("ARMs"); and antibody drug conjugates ("ADCs") for cancer.
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

Clinical-Stage Milestones
Our clinical-stage milestones include the following:
Glutamate Modulation Platform
The most advanced product candidate from our glutamate receptor antagonist platform is troriluzole (previously referred to as trigriluzole and BHV-4157), for which our New Drug Application (“NDA”) in Spinocerebellar Ataxia (“SCA”) has been accepted with priority review by the United States Food and Drug Administration (the "FDA") with a Prescription Drug User Fee Act date expected in the fourth quarter of 2025. Troriluzole is also being evaluated by the Global Coalition for Adaptive Research ("GCAR") as part of Glioblastoma Adaptive Global Innovative Learning Environment - NCT03970447 ("GBM AGILE"), a revolutionary patient-centered, adaptive platform trial for registration that tests multiple therapies for patients with newly-diagnosed and recurrent glioblastoma ("GBM"). Other product candidates include BHV-5500, an antagonist of the glutamate N-methyl-D-aspartate (“NMDA”) receptor and its oral prodrug BHV-5000.
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
In May 2022, we announced top-line results from the Phase 3 clinical trial (Study BHV4157-206) evaluating the efficacy and safety of its investigational therapy, troriluzole, in adult patients with SCA. The primary endpoint, change from baseline to week 48 on the modified functional Scale for the Assessment and Rating of Ataxia ("f-SARA"), did not reach statistical significance in the overall SCA population as there was less than expected disease progression in the placebo arm over the course of the study. Preliminary post hoc analysis of efficacy measures by genotype suggested a treatment effect in patients with the SCA3 genotype (p=0.045, LSM difference from placebo). A risk reduction in falls was also observed in the SCA3 population, as well as across all SCA genotypes. Troriluzole was well tolerated with an adverse event profile similar to placebo.
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
In February 2025, the FDA accepted for review our NDA for troriluzole for the treatment of adult patients with SCA and granted priority review. In May 2025, the Division of Neurology 1 within the FDA's Office of Neuroscience informed us that they were extending the Prescription Drug User Free Act ("PDUFA") date for the troriluzole NDA by three months to provide time for a full review of Biohaven's recent submissions related to information requests from the FDA. The Division also informed us that it is currently planning to hold an advisory committee meeting to discuss the application, but no date has been scheduled. The FDA did not raise any new concerns in the letter. The FDA's decision regarding the NDA is now expected during the fourth quarter of 2025. Based on FDA priority review timelines, if troriluzole is ultimately approved by the FDA, we expect to begin commercial activities for troriluzole for SCA in the U.S. in 2025. The FDA has conditionally approved the VYGLXIA® trade name for troriluzole, pending product approval.
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
Obsessive Compulsive Disorder & GBM
We commenced a Phase 2/3 double-blind, randomized, controlled trial to assess the efficacy of troriluzole in adults with OCD. This trial was followed by two Phase 3 randomized, double-blind, placebo-controlled trials.
The first Phase 3 study in OCD has completed with no efficacy signal detected. Given the results of the first study, the OCD program is being ended to allow resources to be applied to other development programs.
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

Biohaven has begun engagement with the FDA to discuss the potential registrational path forward. Data from the study was presented at the Cure SMA meeting in June 2025. The optional long-term extension phase of the trial will remain ongoing pending further data analysis as well as regulatory discussions.
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
We plan to initiate a Phase 2 clinical trial of taldefgrobep in the management of metabolic disease in the second half of 2025. The study will evaluate the ability of taldefgrobep to directly reduce adipose tissue while maintaining lean mass muscle. We are evaluating and have not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.
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
In March 2025, we completed a focused topline analysis of treatment with BHV-7000 in the acute treatment of manic episodes associated with bipolar disorder in a 3-week trial. BHV-7000 did not statistically differentiate from the comparator arm on the primary efficacy endpoint of improvement from Baseline to Day 21 on the YMRS. Additional analyses are ongoing, and complete study results will be presented at an upcoming scientific meeting. No additional studies in bipolar indications are currently planned.
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
Migraine
In September 2024, we announced that we had initiated a proof-of-concept study evaluating BH-2100 in the acute treatment of migraine. The study was a 45-day, randomized, double-blind, placebo-controlled trial in approximately 575 subjects, with primary endpoints of freedom from pain at two hours post-dose and freedom from most bothersome symptom at two hours post-dose. In June 2025, we reported that no efficacy signal was detected in this proof-of-concept study. We plan to present the findings at a future medical conference.
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
The study is a Phase-1b, randomized, double-blind, placebo and active reference controlled, crossover trial to assess the anti-nociceptive and anti-hyperalgesic effects of single oral doses of BHV-2100 (25 mg, 75 mg, and 150 mg) vs. placebo, in a cohort of approximately 24 healthy male volunteer participants, utilizing a laser-evoked potential experimental pain paradigm. In May 2025, we presented data showing that BHV-2100 reduced laser heat-induced pain in healthy volunteers. Statistically significant pain reduction was observed in inflamed skin on the visual analog scale with low dose (p=0.036) and high dose (p=0.015). BHV-2100 numerically increased the weighted needle threshold (higher threshold suggests less mechanical pain). Moreover, BHV-2100 had no effect on body temperature or heat pain threshold.
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
We initiated a pivotal trial in Parkinson's disease ("PD") in the first half of 2025 and are advancing Alzheimer's disease, multiple sclerosis and ARIA programs in 2025. The PD study is a Phase 2/3 randomized, double-blind, placebo-controlled study designed to evaluate the efficacy, safety, and tolerability of BHV-8000 in participants diagnosed with early PD, with a time-to-event primary endpoint (≥ 2-point worsening on Movement Disorder Society – Unified Parkinson’s Disease Rating Scale ("MDS-UPDRS") -Part II). See figure below for trial design.
MoDE and TRAP Degraders
Bispecific Molecular Degraders of Extracellular Proteins and TRAP Degraders
Biohaven MoDE and TRAP degraders harness selectivity, rapidity and patient-friendly self-administration to remove disease-causing proteins from the body to potentially treat a range of diseases. Each MoDE or TRAP degrader is a novel bispecific molecule that targets a specific form of circulating protein and directs it to the liver for degradation by the endosomal/lysosomal pathway. Four Investigational New Drug Applications ("INDs") have been accepted by the FDA for MoDE degrader molecules in 2024 and multiple other investigational agents are in development. Three assets have been dosed in Phase 1 trials. BHV-1300 has demonstrated deep lowering of immunoglobulin G ("IgG") 1, 2 and 4 in Phase 1 clinical trials and is being developed as a proprietary subcutaneous formulation in conjunction with an autoinjector for easy-to-use self-administration. BHV-1400 and BHV-1600, Biohaven's first TRAP molecules, are concluding Phase 1 clinical trials in healthy volunteers and represent next generation MoDEs targeting very specific pathogenic antibodies, while sparing healthy immunoglobulin to preserve immune function. Data from the first, and lowest, dose cohort of BHV-1400 demonstrated clear differentiation from competitors in the IgA nephropathy space, with rapid lowering of Gd-IgA1 within hours and preservation of host immunoglobulins ("Ig") including IgG, IgA, IgE, and IgM. BHV-1400 is being developed as a subcutaneous formulation for the potential treatment of IgA nephropathy ("IgAN"), with expansion of the phase 1 studies to include patients with IgAN and the pivotal trial planned to initiate in 2026. Multiple new and novel investigational MoDE and TRAP molecules are in development for potential treatment of diseases, such as membranous nephropathy, Graves' disease, diabetes, and IgG4-mediated diseases.
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
In March 2025, we provided updates to our ongoing Phase 1 study of BHV-1300. In the four-week Phase 1 study, subcutaneously administered BHV-1300 at a dose of 1000 mg weekly achieved rapid, deep and sustained reductions in total IgG of up to 84%, with a median reduction of 80% (see Figure 1 below). Reductions occurred within hours of each dose, were progressive, and were sustained compared to baseline over the four-week period.

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
IgG antibody
Subcutaneous BHV-1300 achieved reductions in total IgG up to 84% with a median reduction of 80% by day 25

Baseline is the Average of Day -1 and Day 1 Pre-dose

Solid dot represents the median of the maximal total IgG % change from baseline at each week and bars represent the 25th and 75th percentiles

In May 2025, we released new positive data from our completing Phase 1 study of BHV-1300. In the Phase 1 multiple-dose study, subcutaneously administered BHV-1300 achieved IgG reductions up to 87%. Median maximum reductions of 83% were achieved within 18 days (see figure below). We recently reported the 1000 mg weekly dose achieved rapid, deep and sustained reductions in total IgG of up to 84%, with a median reduction of 80% by Week 4. Reductions at all doses occurred within hours of administration, were progressive, and effects were durable between dosing intervals. The range of IgG lowering enabled by different dose levels of BHV-1300 offers tunability and flexibility in dosing paradigm, with higher doses planned for management of acute conditions, and lower, less frequent dosing planned for the management of chronic disease.
In the preliminary data reported, BHV-1300 was safe and well-tolerated in subcutaneous doses up to 2000 mg with no clinically significant increases in ALT, AST, or bilirubin, no clinically significant reductions in albumin, and no clinically significant increases in cholesterol over the four-week dosing period compared to placebo. There were no clinically significant reductions in IgG3, IgA, IgE, or IgM compared to baseline. Most AEs were mild and self-resolving, and there were no serious or severe AEs. The Phase 1 study has been expanded to evaluate the effect in participants with Graves' disease. We plan to initiate a pivotal trial of BHV-1300 in Graves’ disease in the second half of 2025 and expect to pursue additional follow-on studies in other autoimmune diseases.
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
BHV-1400
BHV-1400 is the first TRAP degrader introduced by Biohaven, a selective MoDE which is being developed to target Gd-IgA1, the aberrant immunoglobulin that drives IgA Nephropathy.
We initiated Phase 1 studies of BHV-1400 in the fourth quarter of 2024. The first-in-human ("FIH") trial is a randomized, open-label, placebo-controlled, single and multiple ascending dose study to evaluate the safety, tolerability, PK, and PD of BHV-1400 in healthy volunteers.
In the first quarter of 2025, we announced deep and selective lowering of Gd-IgA1 with the first dose cohort tested in the SAD. Subjects achieved median Gd-IgA1 lowering of 60% within 4 hours of dose administration without clinically significant lowering of healthy immunoglobulins IgA, IgE, IgM, or IgG (see figure below). As a next generation TRAP degrader, BHV-1400 is a potential therapeutic for the treatment of IgA nephropathy, and highlights the precision of MoDE platform molecules in their ability to selectively remove a pathogenic disease-causing protein without suppressing the healthy immune system.

In May 2025, we announced further data from the Phase 1 study of BHV-1400. In the Phase 1 study, a single dose of BHV-1400 was subcutaneously administered at a dose of 500 mg and achieved rapid, deep and sustained reductions in Gd-IgA1 of up to 81%, with a median reduction of 66% (see figure below). Reductions occurred within hours of each dose, were progressive, and were sustained for weeks after a single dose administration. Effects were selective, with no significant reductions observed in other immunoglobulins: IgA, IgG, IgE, or IgM.
BHV-1400 has been safe and well-tolerated across the ongoing Phase 1 study. Most AEs were mild and self-resolving, there were no discontinuations due to AEs related to study drug, and there were no serious or severe AEs related to drug. There were no clinically significant increases in ALT, AST or bilirubin, no clinically significant reductions in albumin and no clinically significant increases in cholesterol relative to placebo over the 4-week dosing period. There were no clinically significant reductions in other immunoglobulins including IgG, IgA, IgE, or IgM relative to baseline. Based upon the rapid and deep reductions of Gd-IgA1 observed with SC BHV-1400, we have expanded our Phase 1 study of BHV-1400 in patients with IgAN, and plan to initiate a pivotal trial in 2026 using urine protein-creatinine ratio as a surrogate endpoint for accelerated approval.
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
Oncology Platform

Antibody Drug Conjugates
BHV-1510
In January 2024, we acquired BHV-1510 through our acquisition of Pyramid Biosciences, Inc. ("Pyramid"). BHV-1510 is a next-generation Trophoblast Cell Surface Antigen 2 ("TROP-2") directed ADC. BHV-1510 utilizes a next-generation, highly stable site-specific conjugation, resulting in a favorable preclinical PK, toxicity and manufacturability profile. The ADC targets TROP-2-expressing carcinomas, which are malignant neoplasms of epithelial origin. Carcinomas account for 80 to 90 percent of all cancer cases and several examples have been successfully treated with ADCs. Abundant TROP-2 expression has been described for many carcinoma subtypes.
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
The primary objective of Phase 1 is to characterize the safety profile of BHV-1510 as a monotherapy and in combination with cemiplimab and to identify a recommended dose for expansion ("RDE") or maximum tolerated dose. Phase 1 dose escalation will be implemented based on a Bayesian optimal interval design, with the lowest dose initiated as a single patient cohort. Patients are expected to be dosed in escalating cohorts, with dosing regimens administered intravenously every two or three weeks. The Phase 2 dose expansion part of the study will consist of non-randomized efficacy finding expansion cohorts, defined by specific tumor types that will be treated at the RDE to estimate the anti-tumor activity of BHV-1510. Up to approximately 460 subjects are planned to be evaluated across dose escalation and dose expansion cohorts for monotherapy and combination.
In the first quarter of 2025, we disclosed preliminary data from the initial Phase 1 monotherapy dose escalation cohorts of BHV-1510, which demonstrated early evidence of clinical activity, including tumor shrinkage, with a safety profile of the TopoIx payload supporting further development. Clinical activity was seen in various monotherapy dose cohorts tested to date, including the lowest dose tested of 2mg/kg once every three weeks. Early PK data demonstrated a stable ADC with low serum concentrations of free payload. Preliminary safety data showed a lack of payload-associated interstitial lung disease, low hematological toxicities or gastrointestinal toxicities like diarrhea were observed in early cohorts. The main toxicity observed thus far in the study has been stomatitis, an expected on-target TROP-2 class toxicity.
In May 2025, we reported further preliminary data from the study, where BHV-1510 demonstrated encouraging early clinical activity in combination with Regeneron's anti-PD-1 antibody Libtayo. The combination of BHV-1510 and Libtayo® in the ongoing Phase 1 study showed encouraging anti-tumor activity, with tumor shrinkage in the first 6 out of 6 patients treated, including confirmed partial responses and in patients with brain metastasis (see Figure 1 below). The majority of these 6 patients treated with the combination had received prior anti–PD-1/PD-L1 therapies. The combination with Libtayo® was well tolerated with no dose limiting toxicity these initial cohorts.
Further enrollment and dose optimization is ongoing in the Phase 1 part of the study, both as monotherapy and in combination with Libtayo®.

Based on our early results, we have entered into an expanded collaboration agreement with GeneQuantum Healthcare Co. Ltd. ("GeneQuantum"), which provides broad target exclusivity for up to 18 ADC targets incorporating the TopoIx payload.
BHV-1530
The next ADC incorporating the TopoIx payload that we plan to move into clinical development is BHV-1530. BHV-1530 is a fibroblast growth factor receptor 3 ("FGFR3")-directed ADC with potential indications in cancers driven by FGFR3 alterations and/or upregulated FGFR3 protein expression, including urothelial cancers and other solid tumors. FGFR3 is a clinically validated target in oncology, with one small molecule inhibitor (Balversa(R), erdafitinib) approved; however, to our knowledge there are currently no FGFR3-directed ADCs in clinical development. Biohaven retains global rights for BHV-1530 under an exclusive license with GeneQuantum. The U.S. IND for BHV-1530 was opened in the second half of 2024, and a FIH study for solid tumors was initiated in the second quarter of 2025.
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
Recent Developments
Note Purchase Agreement
On April 28, 2025 (the “Closing Date”), the Company and certain of its subsidiaries entered into a Note Purchase Agreement (the “Note Purchase Agreement” or "NPA"), by and among Biohaven Therapeutics Ltd., as issuer (the “Issuer”), the Company and certain subsidiaries of the Company, as obligors (together with the Issuer, the “Obligors”), the purchasers party thereto (the “Purchasers”) and Beetlejuice SA LLC, an affiliate of Oberland Capital Management LLC ("Oberland"), as purchaser agent (the “Purchaser Agent”). Pursuant to the Note Purchase Agreement, the Purchasers agreed to purchase senior secured notes from the Issuer (i) subject to the satisfaction of certain customary closing conditions, in an initial tranche shortly after the Closing Date for an aggregate purchase price of $250 million (the “First Notes”) and (ii) subject to the satisfaction of certain conditions, including the receipt of approval from the U.S. Food and Drug Administration (the “FDA”) for troriluzole, in a second tranche in up to three purchases on or before June 30, 2026 for an aggregate purchase price of $150 million (the “Second Notes”). The proceeds from the sale of the First Notes and the Second Notes may be used for working capital and permitted business purposes. The Issuer may also sell to the Purchasers, at the Issuer’s option and subject to the approval of each Purchaser agreeing to participate therein, in its sole discretion, additional notes in up to four purchases for an aggregate purchase price of $200 million (the “Third Notes” and, together with the First Notes and the Second Notes, the “Notes”), the proceeds of which may be used solely to fund permitted acquisitions and related costs and expenses. We received approximately $250 million in proceeds from the sale of the First Notes in April 2025.
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
The Purchasers’ right to receive the Revenue Payments shall terminate on the date on which the Purchasers have received Revenue Payments and Milestone Payments (the “Total Payments”), together with any True-Up Payment paid by the Issuer to the Purchasers, in an aggregate amount equal to the then-applicable Cap Amount, unless the Note Purchase Agreement is terminated prior to such date. The “Cap Amount” means an amount equal to the Total Funded Amount multiplied by (x) on or prior to the earlier of the Test Date and the date the Test Date Condition is satisfied, 1.65 with respect to the Second Notes and 1.95 with respect to the First Notes and any Third Notes, and (y) after the earlier of the Test Date and the date the Test Date Condition is satisfied, (a) with respect to the First Notes and Third Notes, (i) if the Test Date Condition is satisfied, 1.60, (ii) if the Test Date Condition is not satisfied and the Total Payments as of the Test Date are equal to or greater than 90% of the Total Funded Amount, 1.80, (iii) if the Test Date Condition is not satisfied and the Total Payments as of the Test Date are less than 90% but equal to or greater than 50% of the Total Funded Amount, 1.95, (iv) if the Test Date Condition is not satisfied and the Total Payments as of the Test Date are less than 50% of the Total Funded Amount, 2.10 if on or prior to the 8th anniversary of the Closing Date and 2.25 if after the 8th anniversary of the Closing Date, and (b) with respect to the Second Notes, (i) if the Test Date Condition is satisfied, 1.40, (ii) if the Test

Date Condition is not satisfied and the Total Payments as of the Test Date are equal to or greater than 50% of the Funded Amount, 1.65, and (iii) if the Test Date Condition is not satisfied and the Total Payments as of the Test Date are less than 50% of the Funded Amount, 1.75.
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
Other Income, Net
Other income, net primarily consists of changes in the fair value of our forward contract and derivative liabilities, net investment income, and the changes in fair value of our note payable liability under the Note Purchase Agreement.
The fair value of the forward contracts and derivative liabilities recognized in connection with the Knopp Amendment (as defined below) are determined using a Monte Carlo simulation of the Company's stock price over the respective duration and terms of each instrument being valued. Refer to Note 4, "Fair Value of Financial Assets and Liabilities," to the accompanying condensed consolidated financial statements included in this Form 10-Q for detail on valuation inputs and methodology. The fair value of these liabilities are recorded on the condensed consolidated balance sheets with changes in fair value recorded in other income, net in the condensed consolidated statements of operations and comprehensive loss.
Net investment income is comprised of interest income and net accretion and amortization on investments in addition to realized gains and losses. Refer to Note 3, "Marketable Securities," to the accompanying condensed consolidated financial statements included in this Form 10-Q for further discussion of our investments.
As permitted under ASC 825, "Financial Instruments," we elected the fair value option for our note payable liability under the Note Purchase Agreement. Accordingly, the note payable was initially measured at issuance based on an estimated fair value and is subsequently remeasured on a recurring basis at each reporting period date. Changes in fair value, other than those attributed to changes in instrument-specific credit risk, are recorded within other income, net on our condensed consolidated statements of operations and comprehensive loss. Refer to Note 4, "Fair Value of Financial Assets and Liabilities," to the accompanying condensed consolidated financial statements included in this Form 10-Q for detail on valuation inputs and methodology and Note 6, "Notes Payable," to the accompanying condensed consolidated financial statements included in this Form 10-Q for further discussion of the terms of the Note Purchase Agreement.
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
We have historically outsourced all of the research and clinical development for our programs under a master services agreement with our subsidiaries, Biohaven Pharmaceuticals, Inc. ("BPI") and Biohaven Biosciences Ireland Limited (“BBIL”). Under these arrangements, both companies were profitable during the three and six months ended June 30, 2025 and 2024. BPI and BBIL are subject to taxation in the United States and Ireland, respectively. As such, in each reporting period, the tax provision includes the effects of the results of profitable operations of BPI and BBIL.
At June 30, 2025 and December 31, 2024, we continued to maintain a full valuation allowance against our net deferred tax assets, comprised primarily of research and development tax credit carryforwards and net operating loss carryforwards, based on management’s assessment that it is more likely than not that the deferred tax assets will not be realized.
Our income tax provision primarily relates to the profitable operations of our subsidiaries in the United States and Ireland.
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following tables summarize our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
In thousands
Operating expenses:
Research and development	$184,367	$314,819	$(130,452)
General and administrative	27,334	18,953	8,381
Total operating expenses	211,701	333,772	(122,071)
Loss from operations	(211,701)	(333,772)	122,071
Other income, net	13,815	14,178	(363)
Loss before provision for income taxes	(197,886)	(319,594)	121,708
Provision for income taxes	261	177	84
Net loss	$(198,147)	$(319,771)	$121,624
Research and Development Expenses

	Three Months Ended June 30,
	2025	2024*	Change
In thousands
Direct research and development expenses by program:
BHV-4157 (Troriluzole)	$14,245	$17,076	$(2,831)
BHV-2000 (Taldefgrobep Alfa)	8,045	17,748	(9,703)
BHV-7000 & BHV-7010 (Kv7)	31,172	199,250	(168,078)
BHV-2100 (TRPM3 Antagonist)	6,845	4,272	2,573
BHV-8000 (TYK2/JAK1)	21,216	2,675	18,541
BHV-1300 (IgG Degrader)	11,732	7,358	4,374
BHV-1310 (IgG Degrader)	3,612	3,938	(326)
BHV-1400 (IgA Degrader)	6,737	7,612	(875)
BHV-1600 (β1-AR AAB Degrader)	1,806	3,009	(1,203)
BHV-1510 (TROP-2)	5,384	3,043	2,341
BHV-1530 (FGFR3)	15,393	—	15,393
Other programs	1,104	1,272	(168)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	33,600	24,960	8,640
Preclinical research programs	16,398	15,081	1,317
Other	7,078	7,525	(447)
Total research and development expenses	$184,367	$314,819	$(130,452)
*Certain prior year amounts have been reclassified to conform to current year presentation
R&D expenses, including non-cash share-based compensation costs, were $184.4 million for the three months ended June 30, 2025, compared to $314.8 million for the three months ended June 30, 2024. The decrease of $130.5 million was primarily due to a one-time non-cash expense during the three months ended June 30, 2024 of $171.9 million paid to Knopp for a milestone and royalty buyback related to the BHV-7000 and broader Kv7 platform (the buyback reduced our potential future milestone payments by $867.5 million, and replaced the scaled high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for the Kv7 programs). The decrease was partially offset by increased direct program spend for advancing clinical trials and preclinical research programs in 2025, including one-time developmental milestone payments of $15.0 million and $10.0 million for our BHV-8000 and BHV-1530 programs, respectively, as well as increased non-cash share-based compensation expense.
Non-cash share-based compensation expense was $13.1 million for the three months ended June 30, 2025, an increase of $6.0 million as compared to the same period in 2024. Non-cash share-based compensation expense was higher in 2025 primarily due to our annual equity incentive awards granted in the first quarter of 2025.
General and Administrative Expenses
General and administrative expenses were $27.3 million for the three months ended June 30, 2025, compared to $19.0 million for the three months ended June 30, 2024. The increase of $8.4 million was primarily due to increased non-cash share-based compensation expense and increased expenses related to fees incurred in connection with the Note Purchase Agreement and other legal costs. Non-cash share-based compensation expense was $7.7 million for the three months ended June 30, 2025, an increase of $2.5 million as compared to the same period in 2024. Non-cash share-based compensation expense was higher in 2025 primarily due to our annual equity incentive awards granted in the first quarter of 2025.
Other Income, Net
Other income, net was other income of $13.8 million for the three months ended June 30, 2025, compared to other income of $14.2 million for the three months ended June 30, 2024. The decrease of $0.4 million was primarily due decreased investment income and an increase in non-cash losses related to changes in fair value of our notes payable liability under the NPA, partially offset by an increase in gains recorded for the non-cash changes in the fair value of our forward contracts and derivative liabilities recorded in connection with the Knopp Amendment. See Note 2, "Summary of Significant Accounting Policies," and Note 6, "Notes Payable," to the accompanying condensed consolidated financial statements included in this Form 10-Q for discussion of the NPA and Note 4, "Fair Value of Financial Assets and Liabilities," and Note 11, "License, Acquisitions and Other Agreements," for discussion of the forward contract and derivative liabilities recorded in connection with the Knopp Amendment.
Provision for Income Taxes
We recorded income tax provisions of $0.3 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively.
Comparison of the Six Months Ended June 30, 2025 and 2024
The following tables summarize our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
In thousands
Operating expenses:
Research and development	$371,951	$470,791	$(98,840)
General and administrative	61,311	46,221	15,090
Total operating expenses	433,262	517,012	(83,750)
Loss from operations	(433,262)	(517,012)	83,750
Other income, net	14,308	18,483	(4,175)
Loss before provision for income taxes	(418,954)	(498,529)	79,575
Provision for income taxes	870	746	124
Net loss	$(419,824)	$(499,275)	$79,451

Research and Development Expenses

	Six Months Ended June 30,
	2025	2024	Change
In thousands
Direct research and development expenses by program:
BHV-4157 (Troriluzole)	$28,033	$34,163	$(6,130)
BHV-2000 (Taldefgrobep Alfa)	14,229	28,876	(14,647)
BHV-7000 & BHV-7010 (Kv7)	62,744	224,054	(161,310)
BHV-2100 (TRPM3 Antagonist)	23,594	8,892	14,702
BHV-8000 (TYK2/JAK1)	25,589	6,924	18,665
BHV-1300 (IgG Degrader)	20,352	16,583	3,769
BHV-1310 (IgG Degrader)	4,686	7,199	(2,513)
BHV-1400 (IgA Degrader)	11,597	11,704	(107)
BHV-1600 (β1-AR AAB Degrader)	4,809	3,824	985
BHV-1510 (TROP-2)	9,873	22,629	(12,756)
BHV-1530 (FGFR3)	18,569	—	18,569
Other programs	1,615	1,030	585
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	89,971	65,565	24,406
Preclinical research programs	41,933	26,944	14,989
Other	14,357	12,404	1,953
Total research and development expenses	$371,951	$470,791	$(98,840)
*Certain prior year amounts have been reclassified to conform to current year presentation
R&D expenses, including non-cash share-based compensation costs, were $372.0 million for the six months ended June 30, 2025, compared to $470.8 million for the six months ended June 30, 2024. The decrease of $98.8 million was primarily due to a one-time non-cash expense during the six months ended June 30, 2024 of $171.9 million paid to Knopp for a milestone and royalty buyback related to the BHV-7000 and broader Kv7 platform (the buyback reduced our potential future milestone payments by $867.5 million, and replaced the scaled high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for the Kv7 programs). The decrease was also due to decreased program expense for BHV-1510, primarily related to a $10.9 million non-cash upfront payment for the acquisition of Pyramid during the first quarter of 2024 and a $5.0 million non-cash developmental milestone for BHV-1510 which became due during the first quarter of 2024. These decreases were partially offset by increased direct program spend for advancing clinical trials and preclinical research programs in 2025, including one-time developmental milestone payments of $15.0 million and $10.0 million for our BHV-8000 and BHV-1530 programs, respectively, as well as increased non-cash share-based compensation expense. The increase in preclinical research programs during the six months ended June 30, 2025 was primarily due to an upfront share payment valued at $4.9 million and an accrual for an upfront cash payment of $5.0 million related to agreements entered into during the six months ended June 30, 2025.
Non-cash share-based compensation expense was $48.3 million for the six months ended June 30, 2025, an increase of $20.0 million as compared to the same period in 2024. Non-cash share-based compensation expense was higher in 2025 primarily due to our annual equity incentive awards granted in the first quarter of 2025.
General and Administrative Expenses
General and administrative expenses were $61.3 million for the six months ended June 30, 2025, compared to $46.2 million for the six months ended June 30, 2024. The increase of $15.1 million was primarily due to increased non-cash share-based compensation expense and increased expenses related to fees incurred in connection with the Note Purchase Agreement and other legal costs. Non-cash share-based compensation expense was $25.5 million for the six months ended June 30, 2025, an increase of $6.8 million as compared to the same period in 2024. Non-cash share-based compensation expense was higher in 2025 primarily due to our annual equity incentive awards granted in the first quarter of 2025.

Other Income, Net
Other income, net was other income of $14.3 million for the six months ended June 30, 2025, compared to other income of $18.5 million for the six months ended June 30, 2024. The decrease of $4.2 million was primarily due to decreased investment income and an increase in non-cash losses related to changes in fair value of our notes payable liability under the NPA, partially offset by an increase in gains recorded for the non-cash changes in the fair value of our forward contracts and derivative liabilities recorded in connection with the Knopp Amendment. See Note 2, "Summary of Significant Accounting Policies," and Note 6, "Notes Payable," to the accompanying condensed consolidated financial statements included in this Form 10-Q for discussion of the NPA and Note 4, "Fair Value of Financial Assets and Liabilities," and Note 11, "License, Acquisitions and Other Agreements," for discussion of the forward contract and derivative liabilities recorded in connection with the Knopp Amendment.
Provision for Income Taxes
We recorded income tax provisions of $0.9 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively.
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
As of June 30, 2025, we had cash and cash equivalents of $165.8 million and marketable securities of $239.2 million. Cash in excess of immediate requirements is invested in marketable securities and money market funds with a view to liquidity and capital preservation. We continuously assess our working capital needs, capital expenditure requirements, and future investments or acquisitions.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2025	2024	Change
In thousands
Net cash used in operating activities	$(333,060)	$(270,435)	$(62,625)
Net cash provided by (used in) investing activities	149,333	(63,900)	213,233
Net cash provided by financing activities	250,199	324,546	(74,347)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17)	(13)	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	$66,455	$(9,802)	$76,257
Operating Activities
Net cash used in operating activities was $333.1 million for the six months ended June 30, 2025 and $270.4 million for the six months ended June 30, 2024. The $62.6 million increase in net cash used in operating activities for the six months ended June 30, 2025 was primarily due to an increase in R&D spending to advance clinical trials and preclinical research programs, including a one-time development milestone payment of $10.0 million for BHV-1530 in 2025, and an increase in payments for professional services, as compared to the same period in 2024.

Investing Activities
Net cash provided by investing activities was $149.3 million for the six months ended June 30, 2025, compared to net cash used in investing activities of $63.9 million for the six months ended June 30, 2024. The $213.2 million increase in net cash provided by investing activities for the six months ended June 30, 2025 was driven primarily by an increase in maturities of marketable securities and a decrease in purchases of marketable securities in 2025 (see Note 3, "Marketable Securities," to the condensed consolidated financial statements for additional details), as compared to the same period in the prior year.
Financing Activities
Net cash provided by financing activities was $250.2 million for the six months ended June 30, 2025 compared to net cash provided by financing activities of $324.5 million for the six months ended June 30, 2024. The $74.3 million decrease in net cash provided by financing activities for the six months ended June 30, 2025 was primarily driven by a decrease in proceeds from the issuance of common shares in 2025 as compared to the same period in the prior year, related to proceeds from our April 2024 public equity offering and Equity Distribution Agreement, both received in the second quarter of 2024. This was partially offset by proceeds from the issuance of notes payable during the six months ended June 30, 2025 related to our Note Purchase Agreement.
Note Purchase Agreement
In April 2025, we received $250.0 million in gross proceeds from the sale of senior secured notes under our Note Purchase Agreement. Pursuant to the Note Purchase Agreement, the Purchasers also agreed to purchase additional senior secured notes from the Issuer, at the Company's option and in up to three purchases on or before June 30, 2026 for an aggregate purchase price of $150.0 million, subject to the satisfaction of certain conditions, including the receipt of approval from the FDA for troriluzole. The Issuer may also sell to the Purchasers, at the Issuer’s option and subject to the approval of each Purchaser agreeing to participate therein, in its sole discretion, additional notes in up to four purchases for an aggregate purchase price of $200.0 million, the proceeds of which may be used solely to fund permitted acquisitions and related costs and expenses. Refer to Note 6, "Notes Payable", of this Form 10-Q for further discussion of the Note Purchase Agreement.
Equity Distribution Agreement
In October 2023, we entered into an equity distribution agreement (the "Equity Distribution Agreement") contemplating the offer and sale of common shares having an aggregate offering price of up to $150.0 million from time to time through or to the sales agent, acting as its agent or principal. In August 2024, we entered into an amendment to the Equity Distribution Agreement contemplating the offer and sale of common shares having an aggregate offering price of up to $450.0 million. As of June 30, 2025, we sold and issued 4,248,588 common shares under the Equity Distribution Agreement, as amended, for total net proceeds of approximately $146.3 million. As of June 30, 2025, additional common shares having an aggregate offering price of up to approximately $300.0 million remained available to be issued.
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
Knopp Amendment
In May 2024, we entered into an amendment to the Purchase Agreement with Knopp (the "Knopp Amendment"), which reduced our milestone payments by $867.5 million and replaced the high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for our Kv7 programs. As consideration, we agreed to issue to Knopp our common shares, valued at approximately $75,000, through a private placement within 60 days of the date of execution of the Knopp Amendment (the “2024 Additional Consideration”) and additional common shares with an approximate value of $75,000 within 60 days of the first anniversary of execution of the Knopp Amendment (the “2025 Additional Consideration”), both non-cash common share payments. We also agreed to one-time cash-true ups for both the 2024 Additional Consideration (the "2024 Additional Consideration True-Up") and 2025 Additional Consideration.
On May 30, 2024, we issued 1,872,874 common shares valued at $66.0 million to Knopp to settle the forward contract liability related to the 2024 Additional Consideration and recognized a non-cash gain of $9.2 million on settlement. In addition, the 2024 Additional Consideration True-Up was considered settled as of December 2024, with no cash payment due upon expiration. The Company recognized a gain related to the 2024 Additional Consideration True-Up of $15.5 million. On June 25, 2025, we issued an additional 3,588,688 shares valued at $51.4 million to Knopp to settle the forward contract liability related to the 2025 Additional Consideration. We recognized a net non-cash gain of $21.9 million during the three months ended June 30, 2025 related to the settlement.
In the event that Knopp continues to hold the shares of our common shares representing the 2025 Additional Consideration on December 1, 2025 and the Market Price declines relative to the Reference Price, we would be responsible for a cash payment equal to the difference. The Market Price is defined as the 20-day VWAP as of December 1, 2025, and the Reference Price for the 2025 Additional Consideration was determined to be $20.8990.
Knopp Warrant
As further consideration for the revisions to the success-based payment and royalty payment obligations in the Knopp Amendment, we issued to Knopp a warrant to purchase 294,195 of our common shares with a purchase price of $67.98, subject to certain specified development milestones and the Company achieving a specified market capitalization.
As of June 30, 2025, the vesting conditions have not been met and the warrant is still outstanding.
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
•make required milestone, royalty, or other payments under new or existing contractual agreements;
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
•the costs associated with milestone, royalty, or other payments under new or existing contractual agreements;
•the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any; and
•other capital expenditures, working capital requirements, changes in tariffs or trade barriers, and other general corporate activities.
Contractual Obligations and Commitments
Except as discussed in Note 6, "Notes Payable," Note 11, "License, Acquisitions and Other Agreements," and Note 12, "Commitments and Contingencies," to our condensed consolidated financial statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments as included in our audited consolidated financial statements included in the 2024 Form 10-K.
Critical Accounting Policies and Significant Judgments and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures at the date of the condensed consolidated financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.
Excluding the discussion below, during the six months ended June 30, 2025, there were no material changes to our critical accounting policies as reported in our annual consolidated financial statements included in the 2024 Form 10-K.
Valuation of Note Purchase Agreement
In April 2025, we entered into a Note Purchase Agreement (the "NPA") whereby the Purchasers may purchase up to $600.0 million of our senior secured notes, $250.0 million of which were issued and sold in the second quarter of 2025, $150.0 million may be issued and sold at our option contingent upon FDA approval of troriluzole, and subject to the satisfaction of certain additional conditions, $200.0 million may be issued and sold upon the mutual agreement of the parties for permitted strategic acquisitions and related costs and expenses. See Note 6, "Notes Payable," and Note 4, "Fair Value of Financial Assets and Liabilities," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further detail.
We assessed the terms and features of the NPA and determined that we are eligible to elect the fair value option under ASC 825, "Financial Instruments." The NPA contains various embedded features and the election of the fair value option allows us to bypass analysis of potential embedded derivatives and further analysis of bifurcation of any recognized financial liabilities. Under the fair value option, the financial liability, which is recorded as Notes payable on the condensed consolidated balance sheet, is initially measured at its fair value on the issuance date and subsequently remeasured at estimated fair value on a recurring basis at each reporting date. Subsequent changes in fair value, excluding the impact of the change in fair value attributable to instrument-specific credit risk, are separately presented as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The portion of the fair value adjustment attributed to a change in the instrument-specific credit risk is recognized and separately presented as a component of other comprehensive income (loss). The portion of total changes in fair value attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income (loss) in the accompanying condensed consolidated statements of operations and comprehensive loss.
As we elected to account for the NPA under the fair value option, debt issuance costs, which were not material, were immediately expensed within general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. Additionally, we have elected not to present interest expense separately from changes in fair value and therefore will not separately present interest expense associated with the Note Purchase Agreement.
The fair value of the NPA represents the present value of estimated future payments under the agreement. The fair value of the NPA is based on the cumulative probability of the various estimated payments. The fair value measurement is based on significant Level 3 unobservable inputs such as management's assumptions on the probability and timing of regulatory approvals for troriluzole and other product candidates, forecasted future revenue for troriluzole, probability and timing of an early redemption of all obligations under the agreement, and discount rate.
If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. For additional information on our election of the fair value option for the Note Purchase Agreement, see Note 6, "Notes Payable," and Note 4, "Fair Value of Financial Assets and Liabilities," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Our operations include activities in countries outside the U.S. As a result, our financial results are impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we operate. Our monetary exposures on our condensed consolidated balance sheet were immaterial to our financial position as of June 30, 2025.
We do not engage in any hedging activities against changes in foreign currency exchange rates.
Interest Rate Risk
As of June 30, 2025, our excess cash balances were invested in short-term money market funds and short-term debt securities issued by the United States government. We seek to diversify our investments and limit the amount of investment concentrations for individual corporate institutions, maturities and investment types. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Based on the type and duration of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1.00%, the fair value of our investment portfolio would (decrease) increase by approximately $(0.6) million and $0.6 million, respectively. For further discussion on our investments in marketable securities, refer to Note 3, "Marketable Securities," to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
We do not engage in any hedging activities against changes in interest rates.
Equity Price Risk
We hold a financial liability in the form of a derivative liability related to the potential one-time cash true-up payment under the Knopp Amendment that is measured at fair value and recorded through net income (loss) in our condensed consolidated statement of operations and comprehensive loss. A primary driver of the fair value of the derivative liability is our 20-day volume weighted average share price ("VWAP") relative to the Reference Price, which was determined to be $20.8990. A decrease in our 20-day VWAP relative to the Reference Price would result in an increase in the fair value of the liability.
Further information regarding the fair value of this financial liability that is measured at fair value on a recurring basis, and the unobservable inputs used in the valuation of this financial liability, is presented in Note 4, "Fair Value of Financial Assets and Liabilities" and Note 11, "License, Acquisitions and Other Agreements" to the accompanying condensed consolidated financial statements included in this Form 10-Q.

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
Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to litigation and claims arising in the ordinary course of business. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. Please see the matter noted within Note 12, "Commitments and Contingencies," to our condensed consolidated financial statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q. Excluding the matters noted therein, we are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.
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
As consideration under the Note Purchase Agreement, the Purchasers have the right to receive payments from us equal to, initially, 6.25% of the global net sales of troriluzole, subject to increase or decrease, following December 31, 2030, depending on whether the aggregate payments made to the Purchasers as of that date equal or exceed the Total Funded Amount (as defined in the Note Purchase Agreement). We are also obligated to pay to the Purchasers a milestone payment equal to 35% of the Funded Amount (as defined in the Note Purchase Agreement) upon the approval by the FDA or EMA of troriluzole or our other products. In addition, if the aggregate payments to the Purchasers as of December 31, 2030 do not equal or exceed the amount of the Total Funded Amount, then we will be obligated to make a one-time payment to the Purchasers in an amount equal to 100% of the Total Funded Amount as of December 31, 2030, less the aggregate amount of our previous payments, excluding any Milestone Payments made for approvals of product candidates other than troriluzole, to the Purchasers as of December 31, 2030. See Note 6, “Notes Payable,” to the accompanying condensed consolidated financial statements included in this Form 10-Q for more information about the Note Purchase Agreement.
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

Form 10-Q Table of Contents
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
In May 2024, we entered into an amendment (the “Amendment”) to our existing Membership Interest Purchase Agreement, dated as of February 24, 2022, with Knopp Biosciences LLC (“Knopp”) in order to make certain changes to the royalty payment obligations and success-based payments. See Note 11, "License, Acquisitions and Other Agreements", to the Condensed Consolidated Financial Statements appearing elsewhere in this report for additional details on this transaction.
In connection with the Amendment, in June 2025, we issued to Knopp 3,588,688 of our common shares, valued at approximately $51.4 million, through a private placement (the “2025 Additional Consideration”).
The foregoing issuance and sale of our common shares in connection with the Amendment have not been registered under the Securities Act of 1933 (the “Securities Act”) or any state securities laws. We have relied on the exemption from the registration requirements of the Securities Act under Section 4(a)(2) thereof, for a transaction by an issuer not involving any public offering.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
10.1
Note Purchase Agreement, dated April 28, 2025, between Biohaven Therapeutics Ltd., the Company and the other obligors party thereto, the purchasers party thereto and Beetlejuice SA LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-41477) filed on April 28, 2025).

10.2	Third Amendment to Development and License Agreement dated March 21, 2023, dated as of July 16, 2025, by and between Hangzhou Highlightll Pharmaceutical Co. Ltd. and Biohaven Therapeutics LTD.
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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
Dated: August 11, 2025
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Matthew Buten
Matthew Buten
Chief Financial Officer
(Principal Financial Officer)