Form 10-Q
period 2025-09-30
Biohaven Ltd.
filed 2025-11-10
CIK 1935979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2025, the registrant had 105,855,155 common shares, without par value per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

BIOHAVEN LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$184,847	$99,134
Marketable securities	75,370	386,857
Prepaid expenses	54,983	49,376
Other current assets	8,415	3,105
Total current assets	323,615	538,472
Property and equipment, net	17,521	17,320
Intangible assets	18,400	18,400
Goodwill	1,390	1,390
Other non-current assets	48,197	39,525
Total assets	$409,123	$615,107
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$17,491	$18,029
Accrued expenses and other current liabilities	73,522	51,487
Forward contract and derivative liability	22,010	84,710
Total current liabilities	113,023	154,226
Non-current operating lease liability	40,394	32,782
Notes payable	268,270	—
Other non-current liabilities	4,596	4,663
Total liabilities	426,283	191,671
Commitments and contingencies (Note 12)
Shareholders' (Deficit) Equity:
Preferred shares, no par value; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common shares, no par value; 200,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 105,803,655 and 101,221,989 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,743,740	1,656,702
Additional paid-in capital	178,045	112,369
Accumulated deficit	(1,938,981)	(1,345,714)
Accumulated other comprehensive income	36	79
Total shareholders' (deficit) equity	(17,160)	423,436
Total liabilities and shareholders' equity	$409,123	$615,107
The accompanying notes are an integral part of these condensed consolidated financial statements.
3

BIOHAVEN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$141,169	$157,607	$513,120	$628,398
General and administrative	28,213	20,561	89,524	66,782
Total operating expenses	169,382	178,168	602,644	695,180
Loss from operations	(169,382)	(178,168)	(602,644)	(695,180)
Other (expense) income, net	(3,840)	17,805	10,468	36,288
Loss before provision (benefit) for income taxes	(173,222)	(160,363)	(592,176)	(658,892)
Provision (benefit) for income taxes	221	(59)	1,091	687
Net loss	$(173,443)	$(160,304)	$(593,267)	$(659,579)
Net loss per share — basic and diluted	$(1.64)	$(1.70)	$(5.74)	$(7.50)
Weighted average common shares outstanding—basic and diluted	105,815,038	94,372,159	103,391,267	87,936,923
Comprehensive loss:
Net loss	$(173,443)	$(160,304)	$(593,267)	$(659,579)
Other comprehensive income (loss), net of tax	39	218	(43)	205
Comprehensive loss	$(173,404)	$(160,086)	$(593,310)	$(659,374)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(593,267)	$(659,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,349	5,394
Non-cash share-based compensation	95,409	59,269
Issuance of common shares as payment for acquisition of IPR&D asset	—	10,811
Issuance of common shares as payment under license and other agreements	4,844	71,627
Fair value of forward contract and derivative liabilities under license agreement	—	102,529
Change in fair value of forward contract and derivative liabilities	(11,274)	(21,179)
Issuance of warrant under license agreement	—	3,340
Change in fair value of notes payable	12,390	—
Other non-cash items, net	(5,409)	(6,749)
Changes in operating assets and liabilities, net of effects of acquisition:
Prepaid expenses and other current and non-current assets	(5,284)	(290)
Accounts payable	(538)	2,425
Accrued expenses and other current and non-current liabilities	17,004	20,691
Net cash used in operating activities	(478,776)	(411,711)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	495,000	312,364
Purchases of marketable securities	(178,144)	(466,053)
Purchases of property and equipment	(707)	(4,000)
Other investing activities	(1,849)	391
Net cash provided by (used in) investing activities	314,300	(157,298)
Cash flows from financing activities:
Proceeds from issuance of notes payable	250,000	—
Proceeds from issuance of common shares	—	394,881
Payment of issuance costs	(1,247)	(800)
Proceeds from equity incentive plan	1,568	8,582
Other financing activities, net	—	2,258
Net cash provided by financing activities	250,321	404,921
Effects of exchange rates on cash, cash equivalents, and restricted cash	(3)	(13)
Net increase (decrease) in cash, cash equivalents, and restricted cash	85,842	(164,101)
Cash, cash equivalents, and restricted cash at beginning of period	102,542	252,120
Cash, cash equivalents, and restricted cash at end of period	$188,384	$88,019
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.   Nature of the Business and Basis of Presentation
Biohaven Ltd. (“we,” “us," "our," "Biohaven" or the “Company”) was incorporated in Tortola, British Virgin Islands in May 2022. Biohaven is a biopharmaceutical company focused on the discovery, development and commercialization of life-changing treatments in key therapeutic areas, including immunology, neuroscience, and oncology. The Company is advancing its innovative portfolio of therapeutics, leveraging its proven drug development experience and multiple, proprietary drug development platforms. Biohaven's key clinical and preclinical programs include Kv7 ion channel modulation for epilepsy and mood disorders; Molecular Degrader of Extracellular Proteins (“MoDE”) and Targeted Removal of Aberrant Protein ("TRAP") extracellular protein degradation for immunological diseases; and myostatin-activin pathway targeting agent for neuromuscular and metabolic diseases, including spinal muscular atrophy ("SMA") and obesity.
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
Going Concern
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.
Through November 10, 2025, the Company has funded its operations primarily with funding from the Former Parent, including a cash contribution received at the Separation, proceeds from the sale of its common shares, and proceeds from the sale of senior secured notes under its Note Purchase Agreement (as defined in Note 2, "Summary of Significant Accounting Policies" and described in Note 6, "Notes Payable"). The Company has incurred recurring losses since its inception and expects to continue to generate operating losses for the foreseeable future.
As of the date of issuance of these condensed consolidated financial statements, the Company expects its existing cash, cash equivalents, marketable securities, and equity purchase commitments will be sufficient to fund operating and financial commitments, and other cash requirements for at least one year after the issuance date of these financial statements.
To execute its business plans, the Company will require funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales or royalties, if ever,

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
1.   Nature of the Business and Basis of Presentation (Continued)
it expects to finance its operations through the sale of public or private equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. However, there can be no assurance that such funding will be available on acceptable terms, in a timely manner, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for all periods presented. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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
The following represents a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash as of September 30, 2025 and September 30, 2024, respectively, in the condensed consolidated statements of cash flows:

	As of September 30, 2025	As of September 30, 2024
Cash and cash equivalents	$184,847	$84,390
Restricted cash (included in other current assets)	553	582
Restricted cash (included in other non-current assets)	2,984	3,047
Total cash, cash equivalents and restricted cash at the end of the period in the condensed consolidated statement of cash flows	$188,384	$88,019
Valuation of Note Purchase Agreement
On April 28, 2025 the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement” or "NPA") with Beetlejuice SA LLC, an affiliate of Oberland Capital Management LLC ("Oberland"), certain subsidiaries of the Company, as obligors and the purchasers party thereto (the "Purchasers"), as described in further detail in Note 6, "Notes Payable." In addition to secured notes in the principal amount of $250,000, which were issued in April 2025, Oberland has agreed to purchase, at the option of the Company and subject to the satisfaction of certain conditions, including the receipt of approval from the U.S. Food and Drug Administration (the “FDA”) for troriluzole, a second tranche of secured notes in up to three purchases on or before June 30, 2026 for an aggregate purchase price of $150,000. The Company may also sell, at its option and subject to the approval of each Purchaser agreeing to participate therein, in its sole discretion, additional secured notes in up to four purchases for an aggregate purchase price of $200,000, the proceeds of which may be used solely to fund permitted acquisitions and related costs and expenses. Under the NPA, the Company will be obligated to make Revenue Payments (as defined in Note 6) based on a percentage of global net sales of troriluzole and make a Milestone Payment (as defined in Note 6), equal to 35% of the total funded amount, upon regulatory approval of any drug candidate.
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
3. Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of debt securities available-for-sale by type of security at September 30, 2025 and December 31, 2024 were as follows:

	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025
Debt securities
U.S. treasury bills	$14,998	$—	$14,998	$—	$—	$14,998
U.S. treasury bonds	60,342	—	60,342	29	—	60,371
Total	$75,340	$—	$75,340	$29	$—	$75,369

December 31, 2024
Debt securities
U.S. treasury bills	312,262	—	312,262	82	(47)	312,297
U.S. treasury bonds	74,526	—	74,526	34	—	74,560
Total	$386,788	$—	$386,788	$116	$(47)	$386,857
The fair values of debt securities available-for-sale by classification in the condensed consolidated balance sheets were as follows:

	September 30, 2025	December 31, 2024
Marketable securities	75,369	386,857
Total	$75,369	$386,857

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.  Marketable Securities (Continued)

The net amortized cost and fair value of debt securities available-for-sale at September 30, 2025 and December 31, 2024 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

	September 30, 2025		December 31, 2024
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$75,340	$75,369	$386,788	$386,857
The Company did not have any investments in an unrealized loss position as of September 30, 2025. Summarized below are the debt securities available-for-sale the Company held at December 31, 2024 that were in an unrealized loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months
	Number of Securities	Fair Value	Unrealized Losses
December 31, 2024
Debt securities
U.S. treasury bills	4	$58,988	$(47)

The Company did not have any investments in a continuous unrealized loss position for more than twelve months as of September 30, 2025 or December 31, 2024.
The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company's business. In performing this review, the Company considered factors such as the credit quality of the investment security based on research performed by external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. As of September 30, 2025, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.
Net Investment Income
Gross investment income includes interest income from debt securities available-for-sale, money-market funds, cash and restricted cash. Net investment income included in other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Debt securities	$2,153	$3,843	$8,457	$8,912
Other investments	1,299	1,850	3,432	6,252
Gross investment income	3,452	5,693	11,889	15,164
Investment expenses	(42)	(45)	(120)	(115)
Net investment income	$3,410	$5,648	$11,769	$15,049
We utilize the specific identification method in computing realized gains and losses on sales of debt securities. There were no proceeds from the sale of available-for-sale debt securities or related gross realized capital gains or losses for the three and nine months ended September 30, 2025 or 2024.

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
Financial assets and liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at September 30, 2025 and December 31, 2024 were as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
September 30, 2025
Assets:
Cash and cash equivalents	Money market funds	$169,846	$—	$—	$169,846
Marketable securities	U.S. treasury bills	—	14,998	—	14,998
Marketable securities	U.S. treasury bonds	—	60,371	—	60,371
Other current assets	Money market funds	250	—	—	250
Other non-current assets	Money market funds	2,984	—	—	2,984
Total assets		$173,080	$75,369	$—	$248,449

Liabilities:
Derivative liability, current	Written put option, current	$—	$—	$22,010	$22,010
Notes payable	Notes payable, non-current	—	—	268,270	268,270
Total liabilities		$—	$—	$290,280	$290,280

December 31, 2024
Assets:
Cash and cash equivalents	Money market funds	$38,967	$—	$—	$38,967
Marketable securities	U.S. treasury bills	29,707	282,590	—	312,297
Marketable securities	U.S. treasury bonds	—	74,560	—	74,560
Other non-current assets	Money market funds	3,133	—	—	3,133
Total assets		$71,807	$357,150	$—	$428,957

Liabilities:
Forward contract liability	Forward contract, current	$—	$—	$71,500	$71,500
Derivative liability, current	Written put option, current	—	—	13,210	13,210
Total liabilities		$—	$—	$84,710	$84,710

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
There were no securities transferred between Level 1, 2, and 3 during the three and nine months ended September 30, 2025 or 2024.
The following is a description, including valuation methodology, of the financial assets and liabilities measured at fair value on a recurring basis:
Cash and Cash Equivalents, Other Current Assets, and Other Non-Current Assets
Financial assets measured at fair value on a recurring basis classified within cash and cash equivalents, other current assets, and other non-current assets at September 30, 2025 consisted of cash invested in short-term money market funds that are readily convertible to known amounts of cash and redeemable daily at the election of the Company. The carrying value for these financial assets approximates fair value because the near term maturities of the money market fund's underlying security holdings result in an insignificant change in value related to changes in interest rates. When quoted prices are available in an active market, these assets are classified in Level 1 of the fair value hierarchy.
Marketable Securities
At September 30, 2025, the fair values of the Company’s Level 2 debt securities are obtained from quoted market prices of debt securities with similar characteristics, quoted prices from identical assets in inactive markets, or discounted cash flows to estimate fair value. The Company's Level 2 marketable securities consisted of off-the-run U.S. treasury bills and U.S. treasury bonds.
Forward Contract and Derivative Liability
In connection with the amendment, dated as of May 1, 2024 (the "Knopp Amendment"), to the Membership Interest Purchase Agreement, dated as of February 24, 2022 (as amended, the "Knopp Agreement"), entered into with Knopp Biosciences, LLC ("Knopp"), Knopp has the option to request a one-time cash true-up payment from the Company in December 2025, as defined in the Knopp Agreement (the "2025 Additional Consideration True-Up"). See Note 11, "License, Acquisitions and Other Agreements," for further details.
The following table provides a roll forward of the fair value of the Company's forward contract and derivative liability related to the 2025 Additional Consideration (as defined in Note 11) and the 2025 Additional Consideration True-Up, respectively, for which fair value is determined by Level 3 inputs from December 31, 2024 to September 30, 2025:

Carrying Value
Fair value at December 31, 2024	$84,710
Loss (Gain) on change in fair value of forward contract and derivative liability in other (expense) income, net	3,610
Fair value at March, 31 2025	88,320
Loss (Gain) on change in fair value of forward contract and derivative liability in other (expense) income, net	(10,924)
Settlement of 2025 Additional Consideration at fair value	(51,426)
Fair value at June 30, 2025	$25,970
Loss (Gain) on change in fair value of derivative liability in other (expense) income, net	(3,960)
Fair value at September 30, 2025	$22,010
The fair value of the remaining derivative liability recognized in connection with the Knopp Amendment was determined based on significant inputs not observable in the market, and therefore represents a Level 3 measurement within the fair value hierarchy. The valuation is based on a Monte Carlo simulation of Biohaven's share price, which requires judgment and assumptions regarding the volatility of Biohaven's share price, discounted to present value using a risk-free rate plus Biohaven-specific subordinate unsecured credit risk since potentially payable in cash. A summary of the unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability related to the 2025 Additional Consideration True-Up as of September 30, 2025 and the 2025 Additional Consideration and the 2025 Additional

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
Consideration True-Up as of December 31, 2024, presented on a weighted-average basis based on relative fair value, are as follows:

	As of September 30, 2025	As of December 31, 2024
Time to payment and potential payment (years)	0.21	0.50
Volatility (annual)	85.0%	67.5%
Discount rate	18.9%	12.0%
Our expectations of the volatility of Biohaven's share price at the reporting date could be materially different than our actual future volatility, and if so, would mean the estimated fair value could be significantly higher or lower than the fair value determined. An increase in the derivative liability related to the 2025 Additional Consideration True-Up between the reporting date and settlement date of the derivative would have a material adverse effect on the Company's financial performance.
Note Purchase Agreement
On April 28, 2025, the Company entered into an NPA as described in further detail in Note 6, "Notes Payable." The Company elected to account for the NPA under the fair value option as permitted by ASC 825, "Financial Instruments."
The Company determined the fair value of the First Notes (as defined in Note 6) on April 28, 2025 was $255,880. The difference between the fair value at execution and the principal of $250,000 was due to a purchased loan commitment for the Second Notes (as defined in Note 6). The purchased loan commitment resulted in a $5,880 offsetting asset recorded at its fair value within other current assets on the condensed consolidated balance sheet. The following table provides a roll forward of the fair value of the First Notes for which fair value is determined by Level 3 inputs from April 28, 2025 to September 30, 2025:

Amount
Fair value at April 28, 2025	$255,880
Loss on change in fair value reported in other (expense) income, net	1,190
Fair value at June 30, 2025	$257,070
Loss on change in fair value reported in other (expense) income, net	11,200
Fair value at September 30,2025	$268,270
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
At September 30, 2025, the difference between the aggregate fair value and the aggregate unpaid principal balance of the First Notes was $18,270.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of September 30, 2025	As of December 31, 2024
Building and land	$14,078	$14,078
Leasehold improvements	2,694	824
Computer hardware and software	854	875
Office and lab equipment	13,252	11,620
Furniture and fixtures	2,024	1,811
	$32,902	$29,208
Accumulated depreciation	(15,386)	(12,206)
	17,516	17,002
Equipment not yet in service	5	318
Property and equipment, net	$17,521	$17,320
Depreciation expense was $1,105 and $3,180 for the three and nine months ended September 30, 2025, respectively, and $1,000 and $2,918 for the three and nine months ended September 30, 2024, respectively.
Equipment not yet in service primarily consisted of lab equipment that had not been placed into service as of September 30, 2025 and December 31, 2024.
Other Non-current Assets
Other non-current assets consisted of the following:

	As of September 30, 2025	As of December 31, 2024
Operating lease right-of-use assets	$45,201	$36,391
Other	2,996	3,134
Other non-current assets	$48,197	$39,525
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of September 30, 2025	As of December 31, 2024
Accrued employee compensation and benefits	$18,197	$154
Accrued clinical trial costs	36,922	38,432
Operating lease liabilities - current portion	5,512	3,802
Other accrued expenses and other current liabilities	12,891	9,099
Accrued expenses and other current liabilities	$73,522	$51,487

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
6. Notes Payable
Note Purchase Agreement
On April 28, 2025 (the “Closing Date”), the Company and certain of its subsidiaries entered into the Note Purchase Agreement, by and among Biohaven Therapeutics Ltd., as issuer (the “Issuer”), the Company and certain subsidiaries of the Company, as obligors (together with the Issuer, the “Obligors”), the Purchasers and Beetlejuice SA LLC, an affiliate of Oberland, as purchaser agent (the “Purchaser Agent”). Pursuant to the Note Purchase Agreement, the Purchasers agreed to purchase senior secured notes from the Issuer (i) in an initial tranche shortly after the Closing Date for an aggregate purchase price of $250,000 (the “First Notes”) and (ii) at the Company's option and subject to the satisfaction of certain conditions, including the receipt of approval from the FDA for troriluzole, in a second tranche in up to three purchases on or before June 30, 2026 for an aggregate purchase price of $150,000 (the “Second Notes”). The proceeds from the sale of the First Notes and the Second Notes may be used for working capital and permitted business purposes. The Issuer may also sell to the Purchasers, at the Issuer’s option and subject to the approval of each Purchaser agreeing to participate therein, in its sole discretion, additional notes in up to four purchases for an aggregate purchase price of $200,000 (the “Third Notes” and, together with the First Notes and the Second Notes, the “Notes”), the proceeds of which may be used solely to fund permitted acquisitions and related costs and expenses. The Company received approximately $250,000 in proceeds from the sale of the First Notes in April 2025.
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
In the event that by the reporting deadline of March 2, 2026, the Company's audited financial statements for the year ended December 31, 2025 or any year thereafter for the term of the agreement, are subject to any qualification, emphasis of matter or statement as to “going concern” or scope of audit, subject to certain exceptions, the Company would be in breach of its financial statement delivery covenant under the Note Purchase Agreement. In such event, if such

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
6. Notes Payable (continued)
requirement was not amended or waived by the Purchasers, the Purchasers could have the right to exercise their remedies under the Note Purchase Agreement, which could include, but not be limited to, declaring an event of default and accelerating payment of outstanding amounts thereunder (which amounted to $250,000 as of September 30, 2025), plus a required premium as noted above.
The Company elected to account for the Note Purchase Agreement using the fair value option as permitted by ASC 825. See Note 2, "Summary of Significant Accounting Policies" and Note 4, "Fair Value of Financial Assets and Liabilities" for further discussion.
7.   Shareholders' Equity
Changes in shareholders’ equity for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
Balances as of December 31, 2024	101,221,989	$1,656,702	$112,369	$(1,345,714)	$79	$423,436
Net loss	—	—	—	(221,677)	—	(221,677)
Obligation to issue common shares as payment under license and other agreements	222,119	8,554	(8,554)	—	—	—
Issuance of common shares as payment under license and other agreements	132,700	4,844	—	—	—	4,844
Issuance of common shares under 2022 Equity Incentive Plan	527,216	19,246	(19,410)	—	—	(164)
Non-cash share-based compensation expense	—	—	53,062	—	—	53,062
Other comprehensive loss	—	—	—	—	(6)	(6)
Balances as of March 31, 2025	102,104,024	$1,689,346	$137,467	$(1,567,391)	$73	$259,495
Net loss	—	—	—	(198,147)	—	(198,147)
Issuance of common shares as payment under license and other agreements	3,588,688	51,426	—	—	—	51,426
Issuance of common shares under 2022 Equity Incentive Plan and 2022 Employee Share Purchase Plan	89,735	2,337	(1,260)	—	—	1,077
Non-cash share-based compensation expense	—	—	20,812	—	—	20,812
Other comprehensive loss	—	—	—	—	(76)	(76)
Balances as of June 30, 2025	105,782,447	$1,743,109	$157,019	$(1,765,538)	$(3)	$134,587
Net loss	—	—	—	(173,443)	—	(173,443)
Issuance of common shares under 2022 Equity Incentive Plan	21,208	631	(509)	—	—	122
Non-cash share-based compensation expense	—	—	21,535	—	—	21,535
Other comprehensive income	—	—	—	—	39	39
Balance as of September 30, 2025	105,803,655	$1,743,740	$178,045	$(1,938,981)	$36	$(17,160)

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
7.   Shareholders' Equity (Continued)

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances as of December 31, 2023	81,115,723	$887,528	$39,804	$(499,292)	$(65)	$427,975
Net loss	—	—	—	(179,504)	—	(179,504)
Issuance of common shares as payment for IPR&D asset	242,958	10,347	—	—	—	10,347
Issuance of common shares as payment for license and other agreements	97,233	5,637	—	—	—	5,637
Issuance of common shares under 2022 Equity Incentive Plan	351,307	7,452	(5,296)	—	—	2,156
Non-cash share-based compensation expense	—	—	34,877	—	—	34,877
Other comprehensive loss	—	—	—	—	(41)	(41)
Balances as of March 31, 2024	81,807,221	$910,964	$69,385	$(678,796)	$(106)	$301,447
Net loss	—	—	—	(319,771)	—	(319,771)
Issuance of common shares, net of offering costs	8,544,951	317,720	—	—	—	317,720
Issuance of common shares as payment for acquisition of IPR&D asset	10,452	446	—	—	—	446
Issuance of common shares as payment under license and other agreements	1,872,874	65,981	—	—	—	65,981
Issuance of common shares under 2022 Equity Incentive Plan and 2022 Employee Share Purchase Plan	110,834	3,442	(1,125)	—	—	2,317
Issuance of warrant as payment under license agreement	—	—	3,340	—	—	3,340
Non-cash share-based compensation expense	—	—	12,232	—	—	12,232
Other comprehensive income	—	—	—	—	28	28
Balance as of June 30, 2024	92,346,332	$1,298,553	$83,832	$(998,567)	$(78)	$383,740
Net loss	—	—	—	(160,304)	—	(160,304)
Issuance of common shares, net of offering costs	2,154,857	76,361	—	—	—	76,361
Issuance of common shares as payment for acquisition of IPR&D	428	18	—	—	—	18
Issuance of common shares under 2022 Equity Incentive Plan	397,422	6,758	(2,954)	—	—	3,804
Issuance of common shares as payment under license agreements	154	9		—	—	9
Non-cash share-based compensation expense	—	—	12,160	—	—	12,160
Other comprehensive income	—	—	—	—	218	218
Balance as of September 30, 2024	94,899,193	$1,381,699	$93,038	$(1,158,871)	$140	$316,006
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

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
7.   Shareholders' Equity (Continued)
In June 2025, as remaining share consideration, the Company issued 3,588,688 Company common shares to Knopp, valued at approximately $51,426.
Merus Agreement
In January 2025, the Company entered into a research, co-development and collaboration agreement (the "Merus Agreement") with Merus N.V. ("Merus") to co-develop three novel dual-targeting antibody drug conjugates ("ADCs"), leveraging Merus’ Biclonics® technology platform, and Biohaven's next-generation ADC conjugation and payload platform technologies. As consideration under the Merus Agreement, the Company paid an upfront payment of 132,700 common shares valued at approximately $4,844 as of the effective date, which were issued in February 2025. The upfront payment was recognized as R&D expense in the first quarter of 2025.
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
Pyramid Acquisition
In January 2024, the Company acquired Pyramid Biosciences, Inc. ("Pyramid") pursuant to an Agreement and Plan of Merger, dated January 7, 2024 (the "Pyramid Agreement"). In consideration for the Pyramid acquisition, Biohaven made an upfront payment of 255,794 Company common shares, valued at approximately $10,894. As of September 30, 2025, 253,838 of these common shares had been issued by the Company.
During the three months ended March 31, 2024, the Company recorded $5,689 of R&D expense in the condensed consolidated statement of operations and comprehensive loss for a developmental milestone which became due under the Pyramid Agreement, to be paid in 98,129 Company common shares. As of September 30, 2025, 97,387 of these common shares had been issued by the Company. Refer to Note 11, "License, Acquisitions and Other Agreements," for further discussion of the Pyramid acquisition.
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

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
7.   Shareholders' Equity (Continued)
As of September 30, 2025, the Company has sold and issued 4,248,588 common shares under the Equity Distribution Agreement, as amended, for total net proceeds of approximately $146,250. As of September 30, 2025, additional common shares having an aggregate offering price of up to $300,000 remain available to be issued.
8. Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Net unrealized investment (losses) gains:
Beginning of period balance	$(19)	$69
Other comprehensive income (loss)(1)	48	(40)
End of period balance	29	29

Foreign currency translation adjustments:
Beginning of period balance	16	10
Other comprehensive loss(1)	(9)	(3)
End of period balance	7	7

Total beginning of period accumulated other comprehensive (loss) income	(3)	79
Total other comprehensive income (loss)	39	(43)
Total end of period accumulated other comprehensive income	$36	$36
(1) There was no tax on other comprehensive income (loss) and no amounts reclassified from accumulated other comprehensive income (loss) during the period.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
8. Accumulated Other Comprehensive Income (Loss) (Continued)
Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses	$13,947	$7,164	$62,291	$35,526
General and administrative expenses	7,588	4,996	33,118	23,743
Total non-cash share-based compensation expense	$21,535	$12,160	$95,409	$59,269
As of September 30, 2025, total unrecognized compensation cost related to the unvested share-based awards was $118,851, which is expected to be recognized over a weighted average period of 1.32 years.
Share Options
All share option grants are awarded at fair value on the date of grant. The fair value of share options is estimated using the Black-Scholes option pricing model. Share options generally expire 10 years after the grant date.
The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company's common shares for those share options that had exercise prices lower than the fair value of the Company's common shares at September 30, 2025. The total intrinsic value of share options exercised

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
9.   Non-Cash Share-Based Compensation (Continued)
during the nine months ended September 30, 2025 and 2024 was $1,696 and $24,671, respectively. The tax benefit from share options exercised for the nine months ended September 30, 2025 and 2024 was not material.
The weighted average grant date fair value per share of share options granted under the Company's share option plan during the nine months ended September 30, 2025 and 2024 was $24.25 and $30.60, respectively. The Company expects approximately 6,725,895 of the unvested share options to vest over the requisite service period.
The following table is a summary of the Company's share option activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2024	12,781,084	$17.46
Granted	3,205,435	$35.64
Exercised	(82,323)	$7.25
Forfeited	(104,574)	$31.79
Outstanding as of September 30, 2025	15,799,622	$21.11	7.83	$61,324
Options exercisable as of September 30, 2025	9,073,727	$17.10	7.54	$44,399
Vested and expected to vest as of September 30, 2025	15,799,622	$21.11	7.83	$61,324
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
The total fair value of RSUs vested during the nine months ended September 30, 2025 and 2024 was $19,425 and $3,991, respectively.
The following table is a summary of the RSU activity for the nine months ended September 30, 2025:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	277,221	$41.87
Granted	1,687,087	$37.74
Forfeited	(20,979)	$39.12
Vested	(528,883)	$37.85
Unvested as of September 30, 2025	1,414,446	$38.49

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

10.   Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(173,443)	$(160,304)	$(593,267)	$(659,579)
Denominator:
Weighted average common shares outstanding—basic and diluted	105,815,038	94,372,159	103,391,267	87,936,923
Net loss per share — basic and diluted	$(1.64)	$(1.70)	$(5.74)	$(7.50)
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

	As of September 30,
	2025	2024
Options to purchase common shares	15,799,622	13,094,018
Warrants to purchase common shares	294,195	294,195
Restricted share units	1,414,446	279,657
Total	17,508,263	13,667,870
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
License and Other Agreements
As of September 30, 2025, the Company had potential future developmental, regulatory and commercial milestone payments under its license and other agreements of up to approximately $155,538, $701,975, and $3,185,450, respectively. See below for a detailed discussion of these agreements. The Company has not recorded these potential contingent consideration payments as liabilities in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at September 30, 2025.
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
The Yale Agreement was amended and restated in May 2019. As of September 30, 2025, under the amended Yale Agreement, the Company had remaining contingent regulatory approval milestone payments of up to $2,000 and annual royalty payments of a low single-digit percentage based on net sales of riluzole-based products from the licensed patents or from products based on troriluzole. Under the amended and restated agreement, the royalty rates are reduced as

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  License, Acquisitions and Other Agreements (Continued)
compared to the original agreement. In addition, under the amended and restated agreement, the Company may develop products based on riluzole or troriluzole. The amended and restated agreement retains a minimum annual royalty of up to $1,000 per year, beginning after the first sale of product under the agreement. If the Company grants any sublicense rights under the Yale Agreement, it must pay Yale University a low single-digit percentage of sublicense income that it receives.
For the three and nine months ended September 30, 2025 and 2024, the Company did not record any material milestone or royalty payments under the Yale Agreement.
In January 2021, the Company entered into a worldwide, exclusive license agreement with Yale University for the development and commercialization of a novel Molecular Degrader of Extracellular Protein ("MoDE") platform (the "Yale MoDE Agreement"). The platform pertains to the clearance of disease-causing protein and other biomolecules by targeting them for lysosomal degradation using multi-functional molecules. The Yale MoDE Agreement includes an obligation to pay a minimum annual royalty of up to $1,000 per year, and low single digit royalties on the net sales of licensed products. If the Company grants any sublicense rights under the Yale MoDE Agreement, it must pay Yale University a low single-digit percentage of sublicense income that it receives. As of September 30, 2025, under the Yale MoDE Agreement, the Company had remaining contingent development and commercial milestone payments of up to $538 and $2,950, respectively. The Yale MoDE Agreement terminates on the later of twenty years from the effective date, twenty years from the filing date of the first investigational new drug application for a licensed product or the last to expire of a licensed patent.
The Company did not record any material milestone or royalty payments under the Yale MoDE Agreement for the three and nine months ended September 30, 2025 and 2024.
ALS Biopharma Agreement
In August 2015, the Company entered into an agreement (the "ALS Biopharma Agreement") with ALS Biopharma and Fox Chase Chemical Diversity Center Inc. ("FCCDC"), pursuant to which ALS Biopharma and FCCDC assigned the Company their worldwide patent rights to a family of over 300 prodrugs of glutamate modulating agents, including troriluzole, as well as other innovative technologies. Under the ALS Biopharma Agreement, the Company is obligated to use commercially reasonable efforts to commercialize and develop markets for the patent products. As of September 30, 2025, under the ALS Biopharma Agreement, the Company had remaining contingent regulatory approval milestone payments of up to $4,000, as well as royalty payments of a low single-digit percentage based on net sales of products licensed under the ALS Biopharma Agreement, payable on a quarterly basis.
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
For the three and nine months ended September 30, 2025 and 2024, the Company did not record any material milestone or royalty payments under the ALS Biopharma Agreement.
Taldefgrobep Alfa License Agreement
In February 2022, following the transfer of intellectual property, the Company announced that it entered into a worldwide license agreement with BMS for the development and commercialization rights to taldefgrobep alfa (also known as BMS-986089), a novel, Phase 3-ready anti-myostatin adnectin (the "Taldefgrobep Alfa License Agreement").
As of September 30, 2025, under the Taldefgrobep Alfa License Agreement, the Company had remaining contingent regulatory approval milestone payments of up to $200,000, as well as tiered, sales-based royalty percentages from the high teens to the low twenties. There were no upfront or contingent payments to BMS related to the Taldefgrobep Alfa License Agreement.
For the three and nine months ended September 30, 2025 and 2024, the Company did not record any material milestone or royalty payments under the Taldefgrobep Alfa License Agreement.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  License, Acquisitions and Other Agreements (Continued)
Agreement with Hangzhou Highlightll Pharmaceutical Co. Ltd.
In March 2023, the Company and Hangzhou Highlightll Pharmaceutical Co. Ltd. ("Highlightll") entered into an exclusive, worldwide (excluding People’s Republic of China and its territories and possessions) license agreement (the "Highlightll Agreement") pursuant to which Biohaven obtained the right to research, develop, manufacture and commercialize Highlightll’s brain penetrant dual Tyrosine Kinase 2/Janus Kinase 1 ("TYK2/JAK1") inhibitor program.
As of September 30, 2025, under the Highlightll Agreement, the Company had remaining contingent development, regulatory approval, and commercial milestone payments of up to $60,000, $37,500, and $837,500, respectively. Additionally, the Company has agreed to make tiered royalty payments as a percentage of net sales starting at mid-single digits and peaking at low teens digits. During the royalty term, if the Company offers to include China clinical sites in its Phase 3 study sufficient for submission to Chinese National Medical Products Administration and Highlightll, at its sole discretion, agrees, then Highlightll will pay royalties in the low tens digits to the Company on China sales upon approval.
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
During the three months ended June 30, 2025, the Company recorded R&D expense of $15,000 for a development milestone which the Company determined to have become probable during the period. The developmental milestone was paid during the third quarter of 2025. Excluding this $15,000 development milestone, for the three and nine months ended September 30, 2025 and 2024, the Company did not record any material milestone or royalty payments related to the Highlightll Agreement.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Milestone payments	$—	$—	$10,000	$1,875
Upfront Payments - Cash*	—	—	5,000	—
Upfront Payments - Issuance of Common Shares	$—	$—	$4,884	$—
*The amount for the nine months ended September 30, 2025 includes $1,250 recorded to research and development expense related to cash owed for upfront payments which were not yet paid as of September 30, 2025 and is recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of September 30, 2025.
During the fourth quarter of 2025, the Company recorded $12,000 to research and development expense related to a development milestone that was earned in October and is expected to be paid in the fourth quarter of 2025.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  License, Acquisitions and Other Agreements (Continued)
Under the Purchase Agreement, the Company agreed to make success-based payments based on developmental and regulatory milestones through approvals in the United States, Europe, the Middle East and Asia ("EMEA") and Japan for the lead asset, opakalim (formerly known as KB-3061 and also referred to as BHV-7000), developmental and regulatory milestones for the Kv7 pipeline development in other indications and additional country approvals, and commercial sales-based milestones of BHV-7000. Additionally, the Company agreed to make scaled royalty payments in cash for opakalim and the pipeline programs, with percentages starting at high single digits and peaking at low teens for opakalim and starting at mid-single digits and peaking at low tens digits for the pipeline programs.
In May 2024, the Company entered into the Knopp Amendment under which the parties thereto agreed to replace the scaled high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for opakalim and the pipeline programs. The parties also agreed to reduce the success-based payments payable under the Purchase Agreement. The Company retains the ability to pay these contingent milestone payments in cash or in the Company's common shares at Biohaven's election, subject to the same increases if the Company elects to pay in the Company's common shares. As of September 30, 2025, under the Purchase Agreement, as amended, the Company had remaining success-based payments comprised of (i) to up to $185,000 based on regulatory approvals in the United States and EMEA for opakalim and (ii) up to an additional $60,000 based on regulatory approval in the United States for the other Kv7 pipeline programs.
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
The Company concluded that the agreement to issue the 2024 Additional Consideration at a future date represented a fixed forward contract under ASC 815, Derivatives and Hedging, and classified the commitment as a forward contract liability on its condensed consolidated balance sheet on the execution date of the Knopp Amendment. The Company initially measured the forward contract associated with the 2024 Additional Consideration at a fair value of $75,220, which was recorded as R&D expense during the three months ended June 30, 2024 in its condensed consolidated statements of operations and comprehensive loss. In May 2024, the Company issued the 2024 Additional Consideration at an approximate value of $65,981 and recognized a gain of $9,239 in other (expense) income, net in its consolidated statement of operations during the three months ended June 30, 2024. The gain on settlement of the 2024 Additional Consideration was due to the decline in fair value of the 2024 Additional Consideration from the execution date to the issuance date due to a decline in Biohaven's share price.
The 2024 Additional Consideration True-Up represents a net cash settled written put option measured at fair value on a recurring basis. The Company has concluded that the 2024 Additional Consideration True-Up represents a net cash settled written put option on the Company’s shares and is a freestanding derivative liability under ASC 815. Accordingly, the Company classified the 2024 Additional Consideration True-Up as a current derivative liability on its condensed consolidated balance sheet. The Company initially recorded the 2024 Additional Consideration True-Up at a fair value of $15,540, which was recorded as R&D expense during the three months ended June 30, 2024 in its condensed consolidated statements of operations and comprehensive loss. The Company subsequently remeasured the fair value of the derivative liability. The 2024 Additional Consideration True-Up was considered settled as of December 2024, with no cash payment due upon expiration. The Company recognized gains of $16,130 and $15,540 for the three and nine months ended September 30, 2024, respectively, related to the 2024 Additional Consideration True-Up.
The Company concluded that the agreement to issue the 2025 Additional Consideration at a future date represented a forward contract settleable in a variable number of shares under ASC 480, Distinguishing Liabilities from Equity, and classified the commitment as a current forward contract liability on its condensed consolidated balance sheet. The

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  License, Acquisitions and Other Agreements (Continued)
Company initially measured the 2025 Additional Consideration at a fair value of $63,940, which was recorded as R&D expense during the three months ended June 30, 2024 in its condensed consolidated statement of operations and comprehensive loss. The Company subsequently remeasured the fair value of the forward contract liability and recognized gains or losses through other (expense) income, net in its condensed consolidated statement of operations and comprehensive loss. In June 2025, the Company issued the 2025 Additional Consideration at an approximate value of $51,426. The Company recognized a gain of $20,074 for the nine months ended September 30, 2025, related to the 2025 Additional Consideration. The gain on settlement of the 2025 Additional Consideration was due to the decline in fair value of the 2025 Additional Consideration from the one year anniversary of the execution date to the issuance date due to a decline in Biohaven's share price. The Company recognized losses of $3,940 and $5,090 for the three and nine months ended September 30, 2024, respectively, related to the 2025 Additional Consideration.
The Company has concluded that the 2025 Additional Consideration True-Up represents a net cash settled written put option on the Company’s shares and is a freestanding derivative liability under ASC 815. Accordingly, the Company classified the 2025 Additional Consideration True-Up as a non-current derivative liability on its condensed consolidated balance sheet. The Company initially recorded the 2025 Additional Consideration True-Up at a fair value of $13,810, which was recorded as R&D expense during the three months ended June 30, 2024. The Company has subsequently remeasured the fair value of the derivative liability and recognizes any gains or losses through other (expense) income, net in its condensed consolidated statement of operations and comprehensive loss. The Company recognized a gain of $3,960 and a loss of $8,800 for the three and nine months ended September 30, 2025, respectively, related to the 2025 Additional Consideration True-Up. The Company recognized a loss of $140 and a gain of $1,490 for the three and nine months ended September 30, 2024, respectively, related to the 2025 Additional Consideration True-Up.
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
The Company has not recorded any of the remaining contingent consideration payments to Knopp as a liability in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at September 30, 2025.
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
As of September 30, 2025, under the Pyramid Agreement, the Company had remaining success-based payments comprised of (i) up to $5,000 based on developmental and regulatory milestones for the lead asset, BHV-1510 (formerly known as PBI-410), (ii) up to an additional $30,000 based on developmental and regulatory milestones for a second asset (formerly known as PBI-200) and (iii) up to $40,000 for commercial sales-based milestones of BHV-1510. Contingent developmental and regulatory milestone payments may be paid in cash or Biohaven common shares at the election of Biohaven and commercial sales-based milestones are to be made in cash.
The Company has not recorded any of the remaining contingent consideration payments as a liability in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at September 30, 2025.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  License, Acquisitions and Other Agreements (Continued)
For the three and nine months ended September 30, 2025 and the three months ended September 30, 2024, the Company did not record any material milestone payments related to the Pyramid Agreement. During the nine months ended September 30, 2024, the Company recorded $5,689 of R&D expense in the condensed consolidated statement of operations and comprehensive loss for a developmental milestone which became due under the Pyramid Agreement, to be paid in 98,129 common shares of the Company. See Note 7, "Shareholders' Equity," for discussion of common shares issued as part of the Pyramid Agreement.
12.   Commitments and Contingencies
Lease Agreements
The Company leases certain office and laboratory space. Other than the Pittsburgh Wharton Street and Centre Avenue Leases described below, there have been no material changes to the lease obligations from those disclosed in Note 11, "Commitments and Contingencies" to the consolidated financial statements included in the 2024 Form 10-K.
In October 2025, the Company entered into an amendment to its existing agreement for office and laboratory space in Pittsburgh, Pennsylvania ("Pittsburgh Wharton Street Lease"), which supports the research and development of the Company's ion channel platform. The amendment extends the lease term by approximately three years, through October 2028, and provides for a base annual rent of $565, subject to annual 3% escalations.
The amendment was executed subsequent to the balance sheet date of September 30, 2025, and therefore the effects of the modification are not reflected in the accompanying condensed consolidated financial statements. The Company expects to recognize an increase in its operating lease right-of-use assets and corresponding operating lease liabilities of approximately $1,471 in the fourth quarter of 2025 in connection with the lease extension.
In March 2024, the Company entered into a lease agreement in Pittsburgh, Pennsylvania for laboratory space (the "Pittsburgh Centre Avenue Lease") to support the research and development of the Company's ion channel platform. The Company determined the lease to have commenced in August 2025 and accordingly recognized an operating lease right-of-use asset and a corresponding operating lease liability of $12,504, during the third quarter of 2025.
The Pittsburgh Centre Avenue Lease has an initial term of 122 months, with an option to extend for one additional period of 60 months. The Company did not include the optional extension period in the measurement of the lease liability as it is not reasonably certain to exercise the renewal option. Annual minimum commitments relating to the Pittsburgh Centre Avenue Lease ranging from $1,859 to $2,373, excluding any additional tenant improvement allowance available at the Company's option that would increase the base rent.
Research Commitments
The Company has entered into agreements with several contract manufacturing organizations ("CMOs") and contract research organizations ("CROs") to provide products and services in connection with the Company’s preclinical studies and clinical trials. As of September 30, 2025, the Company had no remaining maximum research commitments in excess of one year.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2025 or December 31, 2024.

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
Under the Moda Agreement, the Company agreed to make success-based payments based on developmental, regulatory, and commercial milestones. The Moda Agreement has a term of four years and may be terminated earlier by the Company or Moda under certain circumstances including, for example, the Company's discontinuation of research on the MoDE platform or default. In August 2023, the Company entered into an amendment to the Moda Agreement with Moda. As of September 30, 2025, under the Moda Agreement, as amended, the Company had remaining contingent development, regulatory approval, and commercial milestone payments of up to $31,245, $22,000, and $104,612, respectively.
The Company did not record any material milestone payments related to the Moda Agreement for the three and nine months ended September 30, 2025. The Company did not record any material milestone payments related to the Moda Agreement for the three months ended September 30, 2024. For the nine months ended September 30, 2024, the Company recorded research and development expense $850 related to developmental milestones under the Moda Agreement.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. In accordance with ASC 450, "Contingencies," if a loss contingency associated with a legal matter is probable to be incurred and the amount of loss can be reasonably estimated, an accrual is recorded on the condensed consolidated balance sheet. As of September 30, 2025, excluding the below, there were no matters which would have a material impact on the Company’s financial results.
Shareholder Complaint
On July 14, 2025, a lawsuit was filed in the United States District Court for the District of Connecticut against Biohaven Ltd. and certain of its officers alleging federal securities law violations on behalf of a putative class of purchasers of Biohaven stock between March 24, 2023 and May 14, 2025. The Company believes that the allegations are without merit and plans to defend itself vigorously. The complaint alleges that Biohaven and the officer defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 based on alleged misstatements or omissions in certain Biohaven press releases and SEC filings concerning, among other things, (i) the outlook for and clinical data supporting troriluzole as a treatment for SCA spinocerebellar ataxia and (ii) opakalim’s efficacy and clinical prospects as a treatment for bipolar disorder. Plaintiffs also claim the individual defendants are liable for the alleged securities violations through derivative “control person” claims under Section 20(a) of the Exchange Act.
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
For the three and nine months ended September 30, 2025, the Company recorded $277 and $1,128, respectively, in R&D expense, including certain administrative expenses, related to the Yale MoDE Agreement, the Yale Agreement, and the 2023 Yale SRA (collectively, the "Yale Agreements"). For the three and nine months ended September 30, 2024, the Company recorded $422 and $1,449, respectively, in R&D expense, including certain administrative expenses, related to Yale Agreements. As of September 30, 2025, the Company did not owe any amounts to Yale University.
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

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
14. Segment Information (continued)

Additional information about segment profit or loss and significant segment expenses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Direct R&D program expense
BHV-4157 (Troriluzole)	$10,769	$14,774	$38,802	$48,937
BHV-2000 (Taldefgrobep Alfa)	4,489	20,186	18,719	49,062
BHV-7000 & BHV-7010 (Kv7)	29,671	44,370	92,415	96,575
BHV-2100 & BHV-2110 (TRPM3 Antagonist)	2,720	5,386	26,314	14,278
BHV-8000 (TYK2/JAK1)	4,134	3,064	29,722	9,989
BHV-1300 (IgG Degrader)	8,628	8,745	28,980	25,328
BHV-1310 (IgG Degrader)	369	2,461	5,055	9,659
BHV-1400 (IgA Degrader)	8,049	4,591	19,646	16,295
BHV-1600 (β1-AR AAB Degrader)	1,977	4,145	6,786	7,970
BHV-1510 (TROP-2)	9,327	3,072	19,200	25,700
BHV-1530 (FGFR3)	2,437	—	21,006	—
Other R&D program expense	562	650	2,177	1,680
Preclinical research programs R&D Expense	16,675	13,977	58,608	40,921
R&D personnel expense (excluding share-based compensation)(1)	20,473	18,289	62,100	55,491
R&D Share-based compensation expense	13,947	7,164	62,291	35,526
R&D Knopp amendment expense	—	—	—	171,850
G&A personnel expense (excluding share-based compensation)(1)	6,276	6,288	18,755	18,798
G&A Share-based compensation expense	7,588	4,996	33,118	23,743
Other segment items (2)	21,291	16,010	58,950	43,378
Non-operating loss (income)	3,840	(17,805)	(10,468)	(36,288)
Provision (benefit) for income taxes	221	(59)	1,091	687
Segment net loss	173,443	160,304	593,267	659,579

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$173,443	$160,304	$593,267	$659,579
(1)    Personnel expense includes employee payroll, bonus, and employee benefits for medical care, retirement, insurances and other.
(2)    Other segment items included in Segment net loss include unallocated non-program R&D expense, legal, accounting and other professional service fees, rent and utilities expense, depreciation, and other corporate expenses.
15. Subsequent Events
In November 2025, the Company entered into unconditional equity purchase commitments with entities affiliated with certain executive officers and directors (collectively, the "Insiders"), which terminate on November 10, 2026, unless prior to that date the Company completes an offering of common shares providing for net proceeds to the Company in excess of $100,000. Under these arrangements, the Insiders have agreed to purchase, at the Company’s election, common shares for consideration of $60,000, which will constitute no greater than approximately 7.3 million common shares.

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
Overview
We are a biopharmaceutical company focused on the discovery, development, and commercialization of life-changing treatments in key therapeutic -areas, including immunology, neuroscience, and oncology. We are advancing our innovative portfolio of therapeutics, leveraging our proven drug development experience and multiple proprietary drug development platforms. In the fourth quarter of 2025, we initiated a strategic reprioritization of our clinical development programs are now focused on three key areas to prioritize resources. Our key clinical programs include Kv7 ion channel modulation for epilepsy and mood disorders; Molecular Degrader of Extracellular Proteins (“MoDE”) and Targeted Removal of Aberrant Protein ("TRAP") extracellular protein degradation for immunological diseases; and myostatin-activin pathway targeting agent for neuromuscular and metabolic diseases, including spinal muscular atrophy ("SMA") and obesity (collectively, the "key programs").
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

Based on non-clinical and clinical data, Biohaven will initiate a Phase 2 study of taldefgrobep in the management of obesity in the fourth quarter of 2025. The study will evaluate the ability of taldefgrobep to reduce fat mass and total body weight while maintaining lean muscle mass. The study, BHV2000-202, is a placebo-controlled study evaluating two dosing schedules of taldefgrobep versus placebo. Approximately 150 participants will be randomized to receive taldefgrobep or matching placebo over a 24-week double-blind treatment period followed by an additional 24 weeks of open-label extension during which all participants will receive taldefgrobep. Key endpoints include the change in total body weight, lean mass, fat mass, and metabolic parameters, along with a comprehensive assessment of safety. See below for trial design.
Ion Channel Platform
Kv7
Opakalim (BHV-7000)
In April 2022, we closed the acquisition from Knopp Biosciences LLC (“Knopp”) of Channel Biosciences, LLC, a wholly owned subsidiary of Knopp owning the assets of Knopp’s Kv7 channel targeting platform, pursuant to a Membership Interest Purchase Agreement, dated February 24, 2022 (the "Purchase Agreement"). The acquisition of the Kv7 channel targeting platform added the latest advances in ion-channel modulation to our growing neuroscience portfolio. Opakalim (formerly known as KB-3061 and also referred to as BHV-7000), the lead asset from the Kv7 platform is an activator of Kv7.2/Kv7.3, a key ion channel involved in neuronal signaling and in regulating the hyperexcitable state in epilepsy.
In the second quarter of 2022, our Clinical Trial Application for opakalim was approved by Health Canada, and we subsequently began Phase 1 clinical development. First-in-human single ascending dose ("SAD") and multiple ascending dose ("MAD") studies have now been completed. Opakalim was well-tolerated at all dose levels in both studies with no SAEs and no dose-limiting toxicities.
In 2023, we initiated a Phase 1 open-label electroencephalogram ("EEG") study designed to evaluate the effects of opakalim on changes from baseline in EEG spectral power after administration of single doses of opakalim (10, 25, or 50 mg) to healthy adult volunteers. Opakalim was well-tolerated at all doses studied and EEG data showed dose-dependent increases in brain spectral power, with minimal power increase in the delta frequency band and the highest spectral power increases in the alpha, beta, and gamma frequency bands. The minimal impact of opakalim on slower frequencies (i.e., delta) is consistent with the low incidence of central nervous system ("CNS") adverse events, in particular somnolence, seen in the opakalim Phase 1 SAD/MAD studies, and the study results confirm the CNS activity of opakalim at projected therapeutic concentrations.
Based on the results from the EEG study and the safety profile in SAD/MAD trials, along with PK data from a new once-daily extended-release formulation, Biohaven plans on exploring three oral dose levels of once-daily opakalim (25 mg, 50 mg, and 75 mg) in the Phase 2/3 clinical trials in epilepsy and mood disorders. This dosing approach with a Kv7 activator will allow for assessment of distinct target concentrations over a wide range, above and below EC50 drug concentrations efficacious in nonclinical models, not previously feasible with drugs in this class.
In December 2024, at the American Epilepsy Society meeting, we presented additional safety data with the opakalim once-daily extended-release formulation, which further demonstrated tolerability.

Epilepsy
Epilepsy affects approximately 3.5 million Americans, or more than 1.2% of adults and 0.6% of children in the U.S., and more than 50 million patients worldwide, according to the World Health Organization. It is the fourth most common neurological disorder, and many patients struggle to achieve freedom from seizures, with more than one third of patients requiring two or more medications to manage their epilepsy. While the use of anti-seizure medications is often accompanied by dose-limiting side effects, our clinical candidate opakalim is specifically designed to target subtypes of Kv7 potassium channels without engagement of GABAA receptors. The lack of GABAA-R activity potentially gives opakalim a wide therapeutic window which we expect to result in an improved side effect profile, limiting the somnolence and fatigue often seen in patients receiving anti-seizure medications. We aim to bring this potassium channel modulator as a potential solution to patients with epilepsy who remain uncontrolled on their current regimens.
In January 2024, we completed our End-of-Phase 2 meeting with the FDA to advance to Phase 3 trials and announced that more than 110 global clinical sites have been selected in the first of two focal epilepsy trials. Enrollment in our Phase 2/3 program commenced in the first quarter of 2024. The two pivotal studies evaluating the efficacy of opakalim in refractory focal epilepsy are planned as randomized, double-blind, placebo-controlled, 8- and 12-week trials with a primary endpoint of change from baseline in 28-day average seizure frequency in adults with focal epilepsy. One of the focal epilepsy studies will evaluate 25 mg and 50 mg doses of opakalim and the other study will evaluate 50 mg and 75 mg doses of opakalim (see figure below). We expect to report topline results from the first study in the first half of 2026.
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
Major Depressive Disorder
We initiated a Phase 2 clinical trial with opakalim for the treatment of MDD in the second quarter of 2024. The study is a 6-week, randomized, double-blind, placebo-controlled trial in approximately 300 subjects, with a primary endpoint of measurement on the Montgomery-Asberg Depression Rating Scale ("MADRS"). See figure below for trial design. We expect to report topline results from the study in the second half of 2025.

Inflammation and Immunology Platform
MoDE and TRAP Degraders
Bispecific Molecular Degraders of Extracellular Proteins and TRAP Degraders
Biohaven MoDE and TRAP degraders harness selectivity, rapidity and patient-friendly self-administration to remove disease-causing proteins from the body to potentially treat a range of diseases. Each MoDE or TRAP degrader is a novel bispecific molecule that targets a specific form of circulating protein and directs it to the liver for degradation by the endosomal/lysosomal pathway. The first extracellular protein degraders in the clinic, three MoDE and TRAP degraders have now been dosed in Phase 1 trials. Our lead MoDE, BHV-1300, has demonstrated deep lowering of IgG > 80% in Phase 1 clinical trials and is being developed as a proprietary subcutaneous formulation in conjunction with an autoinjector for easy-to-use self-administration.
BHV-1400 , Biohaven's first TRAP molecule, is concluding Phase 1 clinical trials in healthy volunteers and represents a next generation MoDE targeting very specific pathogenic antibodies, while sparing healthy immunoglobulin to preserve immune function. Data from the first, and lowest, dose cohort of BHV-1400 demonstrated clear differentiation from competitors in the IgA nephropathy space, with deep, rapid lowering of Gd-IgA1 within hours and preservation of host immunoglobulins ("Ig") including IgG, IgA, IgE, and IgM. BHV-1400 is being developed as a subcutaneous formulation for the potential treatment of IgA nephropathy ("IgAN"), with expansion of the Phase 1 studies to include patients with IgAN and the pivotal trial planned to initiate in 2026.
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
In March 2025, we provided updates to our ongoing Phase 1 study of BHV-1300. In the four-week Phase 1 study, subcutaneously administered BHV-1300 at a dose of 1000 mg weekly achieved rapid, deep and sustained reductions in total IgG of up to 84%, with a median reduction of 80%. Reductions occurred within hours of each dose, were progressive, and were sustained compared to baseline over the four-week period.
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
In the preliminary data reported, BHV-1300 was safe and well-tolerated in subcutaneous doses up to 2000 mg with no clinically significant increases in ALT, AST, or bilirubin, no clinically significant reductions in albumin, and no clinically significant increases in cholesterol over the four-week dosing period compared to placebo. There were no clinically significant reductions in IgG3, IgA, IgE, or IgM compared to baseline. Most AEs were mild and self-resolving, and there were no serious or severe AEs. A Phase 1b study has been initiated to evaluate the effect in participants with Graves' disease. We ultimately plan to initiate a pivotal trial of BHV-1300 in Graves’ disease and expect to pursue additional follow-on studies in other autoimmune diseases.
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
BHV-1400 has been safe and well-tolerated across the ongoing Phase 1 study. Most AEs were mild and self-resolving, there were no discontinuations due to AEs related to study drug, and there were no serious or severe AEs related to drug. There were no clinically significant increases in ALT, AST or bilirubin, no clinically significant reductions in albumin and no clinically significant increases in cholesterol relative to placebo over the 4-week dosing period. There were no clinically significant reductions in other immunoglobulins including IgG, IgA, IgE, or IgM relative to baseline. Based upon the rapid and deep reductions of Gd-IgA1 observed with SC BHV-1400, we have expanded our Phase 1 study of BHV-1400 in patients with IgAN, and ultimately plan to initiate a pivotal trial using urine protein-creatinine ratio as a surrogate endpoint for accelerated approval.
Other Program Updates
As previously noted, in the fourth quarter of 2025 we initiated a strategic reprioritization of our development platforms and are now focused on our key programs to prioritize resources. As a result, development of programs outside of our key programs (the "non-key programs") may be substantially downsized, paused or delayed. The below represent material updates to our non-key programs from the 2024 Form 10-K:
•Troriluzole
◦Troriluzole US NDA for spinocerebellar ataxia ("SCA"): In November 2025, we received a Complete Response Letter ("CRL") for the NDA seeking approval of troriluzole for SCA. In the CRL, the FDA recommended that we meet with the Division of Neurology 1 within the FDA's Office of Neuroscience (the "Division") to discuss the evidence that will be needed to support a future NDA for the treatment of SCA with troriluzole. Following receipt of the CRL, we have requested a Type A meeting with the FDA to initiate an appeal process, given the large number of patients who are currently being treated in the expanded access program. We remain committed to working with the FDA to find a path forward for our NDA and plan to meet with the FDA to discuss potential next steps.
◦Troriluzole European Union ("EU") Marketing Approval Application ("MAA"): In March 2025, we made the decision to withdraw the troriluzole MAA in the EU for the treatment of adult patients with SCA. This withdrawal decision was based on feedback indicating the EMA would not be able to conclude on new active substance ("NAS") status for troriluzole due to insufficient data. NAS is an important designation recognizing and incentivizing development innovation, validating the differentiation of a new medicinal product for patients. The novelty of troriluzole has been recognized by multiple issued patents globally, and we are committed to expeditiously providing appropriate data and/or argumentation to EMA given the evidence that warrants granting NAS, in the spirit in which the designation was intended. We plan to generate data within 3 months to work with EMA on next steps towards marketing authorization. We remain fully committed to a path forward for the development of troriluzole as an effective, safe and well tolerated treatment option for patients with SCA and will work towards an MAA as expeditiously as possible.
◦Troriluzole Phase 2/3 studies in Obsessive Compulsive Disorder ("OCD"): We commenced a Phase 2/3 double-blind, randomized, controlled trial to assess the efficacy of troriluzole in adults with obsessive-compulsive disorder ("OCD"). This trial was followed by two Phase 3 randomized, double-blind, placebo-controlled trials. The first Phase 3 study in OCD was completed with no efficacy signal detected. Given the results of the first study, enrollment in the OCD program was closed to allow resources to be applied to other development programs.
•Kv7
◦Opakalim Phase 2/3 Clinical Trial in Bipolar Disorder: We initiated a Phase 2/3 clinical trial with opakalim for the treatment of bipolar disorder in the second quarter of 2024. The study was a 3-week, randomized, double-blind, placebo-controlled trial in approximately 256 subjects, with a primary endpoint of measurement on the Young Mania Rating Scale ("YMRS"). In March 2025, we completed a focused topline analysis of treatment with opakalim in the acute treatment of manic episodes associated with bipolar disorder in a 3-week trial. Opakalim did not statistically differentiate from the comparator arm on the primary efficacy endpoint of improvement from Baseline to Day 21 on the YMRS. Additional analyses are ongoing, and complete study results will be presented at an upcoming scientific meeting. No additional studies in bipolar indications are currently planned.
Opakalim 75 mg once daily, the highest dose of opakalim being evaluated in Phase 2/3 trials, was safe and well-tolerated in this study. No adverse trends in vital signs, ECGs, or labs were noted. There were no treatment emergent serious adverse events. Most adverse events were mild in intensity and resolved spontaneously. These data further support our belief that for epilepsy and MDD, opakalim offers a highly favorable and differentiated tolerability profile compared to other antiseizure medicines, including a low incidence of somnolence and dizziness consistent with a lack of GABA effects.
•Transient Receptor Potential Melastatin 3 ("TRPM3") Ion Channel Antagonists
In May 2025, we presented data showing that BHV-2100 reduced laser heat-induced pain in healthy volunteers. Statistically significant pain reduction was observed in inflamed skin on the visual analog scale with low dose (p=0.036) and high dose (p=0.015). BHV-2100 numerically increased the weighted needle threshold (higher threshold suggests less mechanical pain). Moreover, BHV-2100 had no effect on body temperature or heat pain threshold. We believe BHV-2100's profile has potential across multiple pain disorders.
In June 2025, we reported that no efficacy signal was detected in a migraine proof-of-concept study. We plan to present the findings at a future medical conference.
•Tyrosine Kinase 2/Janus Kinase 1 ("TYK2/JAK1")
◦BHV-8000 Phase 2/3 study in Parkinson's Disease ("PD"): We initiated a pivotal trial in PD in the first half of 2025. The PD study is a Phase 2/3 randomized, double-blind, placebo-controlled study designed to evaluate the efficacy, safety, and tolerability of BHV-8000 in participants diagnosed with early PD, with a time-to-event primary endpoint (≥ 2-point worsening on Movement Disorder Society – Unified Parkinson’s Disease Rating Scale ("MDS-UPDRS") -Part II).

•Antibody Drug Conjugates
◦BHV-1510 Phase 1/2 study in epithelial tumors: In May 2025, we reported further preliminary data from the study, where BHV-1510 demonstrated encouraging early clinical activity in combination with Regeneron's anti-PD-1 antibody Libtayo. The combination of BHV-1510 and Libtayo® in the ongoing Phase 1 study showed encouraging anti-tumor activity, with tumor shrinkage in the first 6 out of 6 patients treated, including confirmed partial responses and in patients with brain metastasis. The majority of these 6 patients treated with the combination had received prior anti–PD-1/PD-L1 therapies. The combination with Libtayo® was well tolerated with no dose limiting toxicity in these initial cohorts.
◦BHV-1530 Phase 1 study: A FIH study for solid tumors was initiated in the second quarter of 2025.
◦BHV-1500: An initial regulatory interaction with the FDA to discuss the development plans for BHV-1500 took place in first half of 2025.
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
The Note Purchase Agreement contains affirmative and negative covenants, including covenants that limit or restrict the Obligors’ and their subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock and enter into restrictive agreements, in each case subject to certain exceptions set forth in the Note Purchase Agreement. Refer to "Part II, Item 1A. Risk Factors" of this Form 10-Q for further discussion on the covenants set forth in the Note Purchase Agreement.

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
Other (Expense) Income, Net
Other (expense) income, net primarily consists of changes in the fair value of our forward contract and derivative liabilities, net investment income, and the changes in fair value of our note payable liability under the Note Purchase Agreement.
The fair value of the forward contracts and derivative liabilities recognized in connection with the Knopp Amendment (as defined below) are determined using a Monte Carlo simulation of the Company's stock price over the respective duration and terms of each instrument being valued. Refer to Note 4, "Fair Value of Financial Assets and Liabilities," to the accompanying condensed consolidated financial statements included in this Form 10-Q for detail on valuation inputs and methodology. The fair value of these liabilities are recorded on the condensed consolidated balance sheets with changes in fair value recorded in other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss.
Net investment income is comprised of interest income and net accretion and amortization on investments in addition to realized gains and losses. Refer to Note 3, "Marketable Securities," to the accompanying condensed consolidated financial statements included in this Form 10-Q for further discussion of our investments.
As permitted under ASC 825, "Financial Instruments," we elected the fair value option for our note payable liability under the Note Purchase Agreement. Accordingly, the note payable was initially measured at issuance based on an estimated fair value and is subsequently remeasured on a recurring basis at each reporting period date. Changes in fair value, other than those attributed to changes in instrument-specific credit risk, are recorded within other (expense) income, net on our condensed consolidated statements of operations and comprehensive loss. Refer to Note 4, "Fair Value of Financial Assets and Liabilities," to the accompanying condensed consolidated financial statements included in this Form 10-Q for detail on valuation inputs and methodology and Note 6, "Notes Payable," to the accompanying condensed consolidated financial statements included in this Form 10-Q for further discussion of the terms of the Note Purchase Agreement.
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
We have historically outsourced all of the research and clinical development for our programs under a master services agreement with our subsidiaries, Biohaven Pharmaceuticals, Inc. ("BPI") and Biohaven Biosciences Ireland Limited (“BBIL”). Under these arrangements, both companies were profitable during the three and nine months ended September 30, 2025 and 2024. BPI and BBIL are subject to taxation in the United States and Ireland, respectively. As such, in each reporting period, the tax provision includes the effects of the results of profitable operations of BPI and BBIL.
At September 30, 2025 and December 31, 2024, we continued to maintain a full valuation allowance against our net deferred tax assets, comprised primarily of research and development tax credit carryforwards and net operating loss carryforwards, based on management’s assessment that it is more likely than not that the deferred tax assets will not be realized.
Our income tax provision primarily relates to the profitable operations of our subsidiaries in the United States and Ireland.
Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following tables summarize our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
In thousands
Operating expenses:
Research and development	$141,169	$157,607	$(16,438)
General and administrative	28,213	20,561	7,652
Total operating expenses	169,382	178,168	(8,786)
Loss from operations	(169,382)	(178,168)	8,786
Other (expense) income, net	(3,840)	17,805	(21,645)
Loss before provision (benefit) for income taxes	(173,222)	(160,363)	(12,859)
Provision (benefit) for income taxes	221	(59)	280
Net loss	$(173,443)	$(160,304)	$(13,139)

Research and Development Expenses

	Three Months Ended September 30,
	2025	2024*	Change
In thousands
Direct research and development expenses by program:
BHV-4157 (Troriluzole)	$10,769	$14,774	$(4,005)
BHV-2000 (Taldefgrobep Alfa)	4,489	20,186	(15,697)
BHV-7000 & BHV-7010 (Kv7)	29,671	44,370	(14,699)
BHV-2100 & BHV-2110 (TRPM3 Antagonist)	2,720	5,386	(2,666)
BHV-8000 (TYK2/JAK1)	4,134	3,064	1,070
BHV-1300 (IgG Degrader)	8,628	8,745	(117)
BHV-1310 (IgG Degrader)	369	2,461	(2,092)
BHV-1400 (IgA Degrader)	8,049	4,591	3,458
BHV-1600 (β1-AR AAB Degrader)	1,977	4,145	(2,168)
BHV-1510 (TROP-2)	9,327	3,072	6,255
BHV-1530 (FGFR3)	2,437	—	2,437
Other programs	562	650	(88)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	34,420	25,452	8,968
Preclinical research programs	16,675	13,978	2,697
Other	6,942	6,733	209
Total research and development expenses	$141,169	$157,607	$(16,438)
*Certain prior year amounts have been reclassified to conform to current year presentation
R&D expenses, including non-cash share-based compensation costs, were $141.2 million for the three months ended September 30, 2025, compared to $157.6 million for the three months ended September 30, 2024. The decrease of $16.4 million was primarily due to decreases in direct program spend, largely related to BHV-2000 and BHV-7000, which were partially offset by increased personnel costs including non-cash share-based compensation, as compared to the same period in the prior year.
Non-cash share-based compensation expense was $13.9 million for the three months ended September 30, 2025, an increase of $6.8 million as compared to the same period in 2024. Non-cash share-based compensation expense was higher in 2025 primarily due to our annual equity incentive awards granted in the first quarter of 2025.
General and Administrative Expenses
General and administrative expenses were $28.2 million for the three months ended September 30, 2025, compared to $20.6 million for the three months ended September 30, 2024. The increase of $7.7 million was primarily due to increased non-cash share-based compensation expense and increased legal costs. Non-cash share-based compensation expense was $7.6 million for the three months ended September 30, 2025, an increase of $2.6 million as compared to the same period in 2024. Non-cash share-based compensation expense was higher in 2025 primarily due to our annual equity incentive awards granted in the first quarter of 2025.
Other (Expense) Income, Net
Other (expense) income, net was other expense of $3.8 million for the three months ended September 30, 2025, compared to other income of $17.8 million for the three months ended September 30, 2024. The decrease of $21.6 million was primarily due to an increase in non-cash losses related to changes in fair value of our notes payable liability under the NPA, a decrease in gains recorded for the non-cash changes in the fair value of our forward contracts and derivative liabilities recorded in connection with the Knopp Amendment, and decreased investment income. See Note 2, "Summary of Significant Accounting Policies," and Note 6, "Notes Payable," to the accompanying condensed consolidated financial statements included in this Form 10-Q for discussion of the NPA and Note 4, "Fair Value of Financial Assets and Liabilities," and Note 11, "License, Acquisitions and Other Agreements," for discussion of the forward contract and derivative liabilities recorded in connection with the Knopp Amendment.

Provision for Income Taxes
We recorded an income tax provision of $0.2 million and income tax benefit of $0.1 million, for the three months ended September 30, 2025 and 2024, respectively.
Comparison of the Nine Months Ended September 30, 2025 and 2024
The following tables summarize our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
In thousands
Operating expenses:
Research and development	$513,120	$628,398	$(115,278)
General and administrative	89,524	66,782	22,742
Total operating expenses	602,644	695,180	(92,536)
Loss from operations	(602,644)	(695,180)	92,536
Other income, net	10,468	36,288	(25,820)
Loss before provision for income taxes	(592,176)	(658,892)	66,716
Provision for income taxes	1,091	687	404
Net loss	$(593,267)	$(659,579)	$66,312
Research and Development Expenses

	Nine Months Ended September 30,
	2025	2024	Change
In thousands
Direct research and development expenses by program:
BHV-4157 (Troriluzole)	$38,802	$48,937	$(10,135)
BHV-2000 (Taldefgrobep Alfa)	18,719	49,062	(30,343)
BHV-7000 & BHV-7010 (Kv7)	92,415	268,423	(176,008)
BHV-2100 & BHV-2110 (TRPM3 Antagonist)	26,314	14,278	12,036
BHV-8000 (TYK2/JAK1)	29,722	9,988	19,734
BHV-1300 (IgG Degrader)	28,980	25,328	3,652
BHV-1310 (IgG Degrader)	5,055	9,660	(4,605)
BHV-1400 (IgA Degrader)	19,646	16,295	3,351
BHV-1600 (β1-AR AAB Degrader)	6,786	7,970	(1,184)
BHV-1510 (TROP-2)	19,200	25,701	(6,501)
BHV-1530 (FGFR3)	21,006	—	21,006
Other programs	2,177	1,678	499
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	124,391	91,017	33,374
Preclinical research programs	58,608	40,921	17,687
Other	21,299	19,140	2,159
Total research and development expenses	$513,120	$628,398	$(115,278)
*Certain prior year amounts have been reclassified to conform to current year presentation

R&D expenses, including non-cash share-based compensation costs, were $513.1 million for the nine months ended September 30, 2025, compared to $628.4 million for the nine months ended September 30, 2024. The decrease of $115.3 million was primarily due to a one-time non-cash expense during the nine months ended September 30, 2024 of $171.9 million paid to Knopp for a milestone and royalty buyback related to the BHV-7000 and broader Kv7 platform (the buyback reduced our potential future milestone payments by $867.5 million and replaced the scaled high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for the Kv7 programs). The decrease was also due to decreased program expense for BHV-2000, BHV-4157 (troriluzole), and BHV-1510. The decrease in program expense for BHV-1510 was primarily due to a $10.9 million non-cash upfront payment for the acquisition of Pyramid Biosciences, Inc. during the first quarter of 2024 and a $5.7 million non-cash developmental milestone for BHV-1510 which became due during the first quarter of 2024. These decreases were partially offset by increased direct program spend for advancing clinical trials and preclinical research programs in 2025, including one-time developmental milestone payments of $15.0 million and $10.0 million for our BHV-8000 and BHV-1530 programs, respectively, as well as increased non-cash share-based compensation expense. The increase in preclinical research programs during the nine months ended September 30, 2025 was primarily due to an upfront share payment valued at $4.9 million and an accrual for an upfront cash payment of $5.0 million related to agreements entered into during the first quarter of 2025.
Non-cash share-based compensation expense was $62.3 million for the nine months ended September 30, 2025, an increase of $26.8 million as compared to the same period in 2024. Non-cash share-based compensation expense was higher in 2025 primarily due to our annual equity incentive awards granted in the first quarter of 2025.
General and Administrative Expenses
General and administrative expenses were $89.5 million for the nine months ended September 30, 2025, compared to $66.8 million for the nine months ended September 30, 2024. The increase of $22.7 million was primarily due to increased non-cash share-based compensation expense and increased expenses related to fees incurred in connection with the Note Purchase Agreement and other legal costs. Non-cash share-based compensation expense was $33.1 million for the nine months ended September 30, 2025, an increase of $9.4 million as compared to the same period in 2024. Non-cash share-based compensation expense was higher in 2025 primarily due to our annual equity incentive awards granted in the first quarter of 2025.
Other Income, Net
Other income, net was other income of $10.5 million for the nine months ended September 30, 2025, compared to other income of $36.3 million for the nine months ended September 30, 2024. The decrease of $25.8 million was primarily due to an increase in non-cash losses related to changes in fair value of our notes payable liability under the NPA, a decrease in gains recorded for the non-cash changes in the fair value of our forward contracts and derivative liabilities recorded in connection with the Knopp Amendment, and decreased investment income. See Note 2, "Summary of Significant Accounting Policies," and Note 6, "Notes Payable," to the accompanying condensed consolidated financial statements included in this Form 10-Q for discussion of the NPA and Note 4, "Fair Value of Financial Assets and Liabilities," and Note 11, "License, Acquisitions and Other Agreements," for discussion of the forward contract and derivative liabilities recorded in connection with the Knopp Amendment.
Provision for Income Taxes
We recorded income tax provisions of $1.1 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively.
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

As of September 30, 2025, we had cash and cash equivalents of $184.8 million and marketable securities of $75.4 million. Cash in excess of immediate requirements is invested in marketable securities and money market funds with a view to liquidity and capital preservation. We continuously assess our working capital needs, capital expenditure requirements, and future investments or acquisitions.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024	Change
In thousands
Net cash used in operating activities	$(478,776)	$(411,711)	$(67,065)
Net cash provided by (used in) investing activities	314,300	(157,298)	471,598
Net cash provided by financing activities	250,321	404,921	(154,600)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(13)	10
Net increase (decrease) in cash, cash equivalents and restricted cash	$85,842	$(164,101)	$249,943
Operating Activities
Net cash used in operating activities was $478.8 million for the nine months ended September 30, 2025 and $411.7 million for the nine months ended September 30, 2024. The $67.1 million increase in net cash used in operating activities for the nine months ended September 30, 2025 was primarily due to an increase in R&D spending to advance clinical trials and preclinical research programs, including one-time development milestone payments of $15.0 million and $10.0 million in 2025 for BHV-8000 and BHV-1530, respectively, one-time upfront payments of $3.8 million related to an agreement entered into during the nine months ended September 30, 2025, and an increase in payments for professional services, as compared to the same period in 2024.
Investing Activities
Net cash provided by investing activities was $314.3 million for the nine months ended September 30, 2025, compared to net cash used in investing activities of $157.3 million for the nine months ended September 30, 2024. The $471.6 million increase in net cash provided by investing activities for the nine months ended September 30, 2025 was driven primarily by an increase in maturities of marketable securities and a decrease in purchases of marketable securities in 2025 (see Note 3, "Marketable Securities," to the condensed consolidated financial statements for additional details), as compared to the same period in the prior year.
Financing Activities
Net cash provided by financing activities was $250.3 million for the nine months ended September 30, 2025 compared to net cash provided by financing activities of $404.9 million for the nine months ended September 30, 2024. The $154.6 million decrease in net cash provided by financing activities for the nine months ended September 30, 2025 was primarily driven by a decrease in proceeds from the issuance of common shares in 2025 as compared to the same period in the prior year, related to proceeds from our April 2024 public equity offering and Equity Distribution Agreement, both received in the second quarter of 2024. This was partially offset by proceeds from the issuance of notes payable during the nine months ended September 30, 2025 related to our Note Purchase Agreement.
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
In the event that by the reporting deadline of March 2, 2026, our audited financial statements for the year ended December 31, 2025 or any year thereafter for the term of the agreement, are subject to any qualification, emphasis of matter or statement as to “going concern” or scope of audit, subject to certain exceptions, we would be in breach of our financial statement delivery covenant under the Note Purchase Agreement. In such event, if such requirement was not amended or waived by the Purchasers, the Purchasers could have the right to exercise their remedies under the Note

Purchase Agreement, which could include, but not be limited to, declaring an event of default and accelerating payment of outstanding amounts thereunder (which amounted to $250 million as of September 30, 2025), plus a required premium as noted above.
Refer to Note 6, "Notes Payable", of this Form 10-Q for further discussion of the Note Purchase Agreement.
Equity Distribution Agreement
In October 2023, we entered into an equity distribution agreement (the "Equity Distribution Agreement") contemplating the offer and sale of common shares having an aggregate offering price of up to $150.0 million from time to time through or to the sales agent, acting as its agent or principal. In August 2024, we entered into an amendment to the Equity Distribution Agreement contemplating the offer and sale of common shares having an aggregate offering price of up to $450.0 million. As of September 30, 2025, we sold and issued 4,248,588 common shares under the Equity Distribution Agreement, as amended, for total net proceeds of approximately $146.3 million. As of September 30, 2025, additional common shares having an aggregate offering price of up to approximately $300.0 million remained available to be issued.
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
Knopp Amendment
In May 2024, we entered into an amendment to the Purchase Agreement with Knopp (the "Knopp Amendment"), which reduced our milestone payments by $867.5 million and replaced the high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for our Kv7 programs. As consideration, we agreed to issue to Knopp our common shares, valued at approximately $75.0 million, through a private placement within 60 days of the date of execution of the Knopp Amendment (the “2024 Additional Consideration”) and additional common shares with an approximate value of $75.0 million within 60 days of the first anniversary of execution of the Knopp Amendment (the “2025 Additional Consideration”), both non-cash common share payments. We also agreed to one-time cash-true ups for both the 2024 Additional Consideration (the "2024 Additional Consideration True-Up") and 2025 Additional Consideration (the "2025 Additional Consideration True-Up").
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
In the event that Knopp continues to hold the shares of our common shares representing the 2025 Additional Consideration on December 1, 2025 and the Market Price declines relative to the Reference Price, both as defined in the agreement, we would be responsible for a cash payment equal to the difference. The Market Price is defined as the 20-day VWAP as of December 1, 2025, and the Reference Price for the 2025 Additional Consideration was determined to be $20.8990. For example, if the Market Price as of December 1, 2025 were $9.00 per share and Knopp continues to hold the common shares representing the 2025 Additional Consideration on that date, we would be responsible for a cash payment to Knopp of approximately $42.7 million. The fair value of the 2025 Additional Consideration True-Up as of September 30, 2025 was $22.01 million.
Knopp Warrant
As further consideration for the revisions to the success-based payment and royalty payment obligations in the Knopp Amendment, we issued to Knopp a warrant to purchase 294,195 of our common shares with a purchase price of $67.98, subject to certain specified development milestones and the Company achieving a specified market capitalization.
As of September 30, 2025, the vesting conditions have not been met and the warrant is still outstanding.

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
We expect that our cash, cash equivalents, marketable securities, and equity purchase commitments as of the date of this Quarterly Report on Form 10-Q, will be sufficient to fund operating and financial commitments and other cash requirements for at least one year after the issuance date of these financial statements.
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
Excluding the discussion below, during the nine months ended September 30, 2025, there were no material changes to our critical accounting policies as reported in our annual consolidated financial statements included in the 2024 Form 10-K.
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
Our operations include activities in countries outside the U.S. As a result, our financial results are impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we operate. Our monetary exposures on our condensed consolidated balance sheet were immaterial to our financial position as of September 30, 2025.
We do not engage in any hedging activities against changes in foreign currency exchange rates.
Interest Rate Risk
As of September 30, 2025, our excess cash balances were invested in short-term money market funds and short-term debt securities issued by the United States government. We seek to diversify our investments and limit the amount of investment concentrations for individual corporate institutions, maturities and investment types. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Based on the type and duration of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1.00%, the fair value of our investment portfolio would (decrease) increase by approximately $(0.1) million and $0.1 million, respectively. For further discussion on our investments in marketable securities, refer to Note 3, "Marketable Securities," to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
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
In the event that Knopp continues to hold the common shares representing the 2025 Additional Consideration on December 1, 2025 and the Market Price (defined as the 20-day VWAP as of December 1, 2025) of our common shares declines relative to the reference price of $20.8990, we would be responsible for a cash payment to Knopp equal to the difference. For example, if the Market Price as of December 1, 2025 were $9.00 per share and Knopp continues to hold the common shares representing the 2025 Additional Consideration on that date, we would be responsible for a cash payment to Knopp of approximately $42.7 million. Each change of $1.00 in the Market Price would result in a change in the potential cash payment of approximately $3.6 million.
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
Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to litigation and claims arising in the ordinary course of business. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. Please see the matter noted within Note 12, "Commitments and Contingencies," to our condensed consolidated financial statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q. Excluding the matter noted therein, we are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.
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
The Note Purchase Agreement contains affirmative and negative covenants and events of default, including covenants and restrictions that, among other things, restrict our ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock and enter into restrictive agreements, in each case, subject to certain exceptions set forth in the Note Purchase Agreement. For example, the Note Purchase Agreement includes a financial statement delivery covenant and in the event that our audited financial statements, are subject to any qualification, emphasis of matter or statement as to “going concern” or scope of audit, subject to certain exceptions, we would be in breach of our financial statement delivery covenant. Additionally, the Purchasers have an option (the “Put Option”) to terminate the Note Purchase Agreement and to require us to repurchase the Notes upon enumerated events such as payment defaults, covenant defaults, material breaches of representations and warranties, cross defaults to material debt, bankruptcy and insolvency defaults, material judgment defaults, a key man event or a change of control. The Purchasers’ right to repayment under the Note Purchase Agreement is senior to the rights of the holders of our common shares. If the Purchasers were to exercise the Put Option or otherwise declare an event of default under the Note Purchase Agreement, that could significantly harm our business, financial condition and results of operations and could cause the price of our common shares to decline.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
10.1
Agreement for the Assignment of Notes, dated September 19, 2025, to the Note Purchase Agreement, dated April 28, 2025, between Biohaven Therapeutics Ltd., the Company and the other obligors party thereto, the purchasers party thereto and Beetlejuice SA LLC.

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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
Dated: November 10, 2025
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Matthew Buten
Matthew Buten
Chief Financial Officer
(Principal Financial Officer)