Form 10-K
period 2025-12-31
Biohaven Ltd.
filed 2026-03-02
CIK 1935979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the registrant's common shares held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2025, based on the last reported sale price of the registrant's common shares on the New York Stock Exchange on June 30, 2025 of $14.11, was $1.044 billion. The calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of February 26, 2026, there were 150,417,084 common shares, no par value per share, outstanding.
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
In the fourth quarter of 2025, we initiated strategic portfolio and cost-optimization measures to prioritize three key, late-stage, clinical programs that we believe have the greatest potential for value generation. Our key clinical programs include Kv7 ion channel modulation for epilepsy; Molecular Degrader of Extracellular Proteins (“MoDE”) and Targeted Removal of Aberrant Protein ("TRAP") extracellular protein degradation for immunological diseases; and myostatin-activin pathway targeting agent for neuromuscular and metabolic diseases, including obesity (collectively, the "key programs"). The product candidates chart below summarizes our most advanced programs, including those that are key clinical stage programs and some of our preclinical programs that are beginning to advance to the clinic.
Product Candidates
The following table summarizes our programs for our product candidates. We hold the worldwide rights to substantially all of our product candidates.

Key Programs
MoDE and TRAP Degraders
Bispecific Molecular Degraders of Extracellular Proteins and TRAP Degraders
Biohaven Molecular Degrader of Extracellular Protein (“MoDE”) and Targeted Removal of Aberrant Protein ("TRAP"™) degraders harness selectivity, rapidity and patient-friendly self-administration to remove disease-causing proteins from the body to potentially treat a range of diseases. Each MoDE or TRAP degrader is a novel bispecific molecule that targets a specific form of disease-causing circulating protein and directs it to the liver for degradation by the endosomal/lysosomal pathway. The first extracellular protein degraders in the clinic, three MoDE and TRAP degraders have now been dosed in Phase 1 trials. Our lead MoDE, BHV-1300, has demonstrated deep lowering of IgG > 80% in Phase 1 clinical trials and is being developed as a proprietary subcutaneous formulation in conjunction with an autoinjector for easy-to-use self-administration. Data in the first Graves' patient dosed with BHV-1300 demonstrated complete suppression of autoantibodies targeting the TSH receptor and normalization of T3 and T4 within one month of dosing. We plan to initiate a pivotal trial in 2026.
BHV-1400 , Biohaven's first TRAP molecule, is designed to specifically target the pathogenic driver of IgAN, galactose deficient IgA1 (Gd-IgA1) without suppressing the healthy immune system. BHV-1400 has been dosed in a clinically concluded phase 1 study in normal healthy volunteers and continues to be dosed in an expansion cohort of IgAN patients with plans to initiate the pivotal study in IgAN patients in 2026. Data from the first, and lowest, dose cohort of BHV-1400 demonstrated clear differentiation from competitors in the IgA nephropathy space, with deep, rapid lowering of Gd-IgA1 within hours and preservation of host immunoglobulins ("Ig") including IgG, IgA, IgE, and IgM. These results have now been re-capitulated in the first IgAN patients dosed, with improvements noted in hematuria, proteinuria, and eGFR within the first month of dosing.

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
14
21
Time (days)

* Adapted from BLA 761154, IND 116471, Study no. r-fkb327-01
Our Phase 1 Study with BHV-1300
The Phase 1 SAD study examining BHV-1300 in healthy subjects was initiated in the first quarter of 2024. In May 2024, we reported preliminary results from our Phase 1 study of BHV-1300. These results in healthy subjects demonstrated that BHV-1300 rapidly and selectively lowers IgG in a dose-dependent manner in the first 4 cohorts completed to date (see figure below). Preliminary IgG lowering data was consistent with modeling, with dose- and time-dependent IgG lowering observed even in initial low-dose cohorts. Some subjects experienced IgG reductions as low as 50 to 70% of baseline. BHV-1300 demonstrated reduction of IgG without significantly impacting LFTs, albumin, LDL cholesterol or other serum labs. BHV-1300 has been safe and well tolerated to date, with no serious or severe adverse events. Most adverse events ("AEs") were mild, deemed unrelated to study drug and resolved spontaneously. As expected from the selectivity of the molecule for IgG, when compared to placebo, there were no meaningful reductions in average IgA, IgM or IgE levels during the week after dosing. No adverse trends have been observed in vital signs or ECGs. Modeling suggested additional cohorts in the Phase 1 study would achieve greater than 70% lowering of IgG utilizing doses compatible with subcutaneous administration.
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
In May 2025, we released new data from our clinically concluded Phase 1 study of BHV-1300. In the Phase 1 multiple-dose study, subcutaneously administered BHV-1300 achieved IgG reductions up to 87%. Median maximum reductions of 83% were achieved within 18 days (see figure below). We recently reported the 1000 mg weekly dose achieved rapid, deep and sustained reductions in total IgG of up to 84%, with a median reduction of 80% by Week 4. Reductions at all doses occurred within hours of administration, were progressive, and effects were durable between dosing intervals. The range of IgG lowering enabled by different dose levels of BHV-1300 offers tunability and flexibility in dosing paradigm, with higher doses planned for management of acute conditions, and lower, less frequent dosing planned for the management of chronic disease.
In the preliminary data reported, BHV-1300 was safe and well-tolerated in subcutaneous doses up to 2000 mg with no clinically significant increases in ALT, AST, or bilirubin, no clinically significant reductions in albumin, and no clinically significant increases in cholesterol over the four-week dosing period compared to placebo. There were no clinically significant reductions in IgG3, IgA, IgE, or IgM compared to baseline. Most AEs were mild and self-resolving, and there were no serious or severe AEs. A Phase 1b study has been initiated to evaluate the effect in participants with Graves' disease. We plan to initiate a pivotal trial of BHV-1300 in Graves’ disease in 2026 and expect to pursue additional follow-on studies in other autoimmune diseases. We are evaluating and have not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.
In January 2025, we announced that the first-in-patient clinical experience with BHV-1300 resulted in a complete suppression of disease-causing TSH receptor-stimulating antibodies with accompanying normalization of previously elevated thyroid hormones within weeks after dosing a patient with Graves' disease.

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
Our Phase 1 Study with BHV-1400
We initiated Phase 1 studies of BHV-1400 in the fourth quarter of 2024. The first-in-human ("FIH") trial is a randomized, open-label, placebo-controlled, single and multiple ascending dose study to evaluate the safety, tolerability, PK, and PD of BHV-1400 in healthy volunteers. In the first quarter of 2025, Biohaven announced deep and selective lowering of Gd-IgA1 with the first dose cohort tested in the SAD. Subjects achieved median Gd-IgA1 lowering of 60% within 4 hours of dose administration without clinically significant lowering of healthy immunoglobulins IgA, IgE, IgM, or IgG. As a next generation TRAP degrader, BHV-1400 is a potential therapeutic for the treatment of IgA nephropathy, and highlights the precision of MoDE platform molecules in their ability to selectively remove a pathogenic disease-causing protein without suppressing the healthy immune system.
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
BHV-1400 has been safe and well-tolerated across the ongoing Phase 1 study. Most AEs were mild and self-resolving, there were no discontinuations due to study drug related AEs, and there were no serious or severe study drug related AEs. There were no clinically significant increases in ALT, AST or bilirubin, no clinically significant reductions in albumin and no clinically significant increases in cholesterol relative to placebo over the 4-week dosing period. There were no clinically significant reductions in other immunoglobulins including IgG, IgA, IgE, or IgM relative to baseline. Based upon the rapid and deep reductions of Gd-IgA1 observed with SC BHV-1400, we have expanded our Phase 1 study of BHV-1400 in patients with IgAN, and ultimately plan to initiate a pivotal trial using urine protein-creatinine ratio as a surrogate endpoint for accelerated approval.
In the fourth quarter of 2025, we completed a meeting with the U.S. Food and Drug Administration ("FDA") to align on a pivotal IgAN study design, which we expect to initiate in the first quarter of 2026. We are evaluating and have not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.
In January 2025, we announced that first dosing of BHV-1400 in IgAN patients achieved early observations of both biomarker and clinical responses including: selective lowering of only the disease-causing galactose-deficient IgA1 while sparing off-target effects on healthy antibodies (IgA, IgM, IgE, IgG), resolution of blood in the urine (hematuria), deep reductions in proteinuria, and improvement in fatigue and kidney function (eGFR) within weeks.
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
Epilepsy, Major Depressive Disorder ("MDD"), and Bipolar Disorder are the initial indications we targeted with activators from our Kv7 platform. In addition to their role in treating epilepsy, anti-seizure medications ("ASMs") are often used in the management of bipolar disorder and Kv7 activators have recently shown promise in the treatment of MDD. While the use of ASMs is often accompanied by dose-limiting side effects, our Kv7 activators are specifically designed to target subtypes of Kv7 potassium channels without engagement of GABAA receptors. The lack of GABAA-R activity potentially gives activators from our Kv7 platform a wide therapeutic window and is expected to result in an improved side effect profile, limiting the somnolence and fatigue often seen in patients receiving ASMs.
Opakalim (BHV-7000)
Opakalim (formerly referred to as BHV-7000), the lead asset from the Kv7 platform, is a potent Kv7.2/7.3 ion channel activator from a novel, bicyclic imidazole class that is structurally-distinct from other Kv7 modulators (e.g., ezogabine and related aniline compounds) with significant in vivo anticonvulsant activity and a wide therapeutic index. In the most widely used and positively-predictive preclinical model of epilepsy, the maximal electroshock (“MES”) model, data for opakalim and ezogabine were collected in independent experiments (see figures below), measuring the activity of both compounds in preventing seizures (ED50) and recording the neurologic deficit five minutes prior to the MES test to calculate the tolerability index (“TI”). The neurologic deficit is a behavioral index ranging from normal activity (score of 0) to a loss of righting reflex (score of 3). As shown below, opakalim was demonstrated to have an ED50 = 0.5 mg/kg with almost no impact on behavior producing a TI > 40x. In a separate rotarod experiment of preclinical tolerability, opakalim had no impact on rat motor behavior up to 30 mg/kg, the highest dose tested. In contrast, ezogabine was 40x less potent (ED50 = 20 mg/kg) in the MES model with a narrow TI < 3x. The narrow preclinical TI for ezogabine is consistent with the clinical experience with the drug where side effects such as somnolence and dizziness limited its use at doses that prevented seizures in patients.
Phase 1 Clinical Development
In the second quarter of 2022, our Clinical Trial Application for opakalim was approved by Health Canada, and we subsequently began phase 1 clinical development. First-in-human single ascending dose ("SAD") and multiple ascending dose ("MAD") studies were completed with an immediate release formulation. In the SAD and MAD cohorts, 77 subjects received opakalim (N=58) or placebo (N= 19). Thirty-nine SAD subjects were randomized to opakalim or placebo and thirty-eight MAD subjects were randomized to opakalim or placebo. The rates of AEs by MedDRA System Organ Class across the pooled SAD and MAD cohorts among subjects treated with opakalim and placebo are presented in the tables below.

Table 1: Treatment‐emergent adverse events ("TEAEs") Occurring in ≥ 2 Subjects Receiving opakalim in SAD Cohorts

All AEs reported in the SAD cohorts were mild in severity.

Table 2: TEAEs Occurring in ≥ 2 Subjects Receiving opakalim in MAD Cohorts

All AEs reported in the MAD cohorts were mild in severity, except 1 case of back pain (moderate severity, 40 mg) and 1 case of dizziness (moderate severity, 80 mg).
[a] Data are included from a separate study evaluating higher MAD doses.
[b] Data are pooled across studies.
In 2023, we initiated a Phase 1 open-label electroencephalogram ("EEG") study designed to evaluate the effects of opakalim on EEG parameters in healthy adults. The study’s objective was to demonstrate opakalim target engagement in the cerebral cortex and to help refine dose selection for Phase 3 trials. Study measures included continuous EEG monitoring, time locked pharmacokinetic ("PK") sampling, and changes in EEG spectral power post dose.
The Phase 1 EEG study was designed to evaluate qualitative changes from baseline in EEG spectral power after administration of single doses of opakalim (10, 25, or 50 mg) to 11 healthy male and female adult volunteers. EEG spectral power is a measure derived from quantitative analysis of EEG signals that assesses the amount of rhythmic activity in different frequency bands, including delta [1-3.5 Hz], theta [3.5-7.5 Hz], alpha [7.5-13 Hz], beta [13-30 Hz], and gamma [30-100 Hz]. Changes in spectral power have been used to evaluate the risk, onset and progression of seizures, assess cognitive and behavioral impairments, and characterize the effects of anti-seizure medications ("ASMs"), and they may also have utility in refining dose selection in clinical trials of ASMs. Spectral analysis was performed by Clouds of Care (Ghent, Belgium), a global leader in EEG analytics.
Interim data from the Phase 1 EEG study were presented in December 2023 at the American Epilepsy Society meeting in Orlando, Florida. Opakalim was well-tolerated at all doses studied, without the typical CNS AEs associated with other ASMs, such as somnolence or cognitive/mood disturbances, and EEG data showed dose-dependent increases in brain spectral power in healthy subjects (Figure 1 below). Unlike prior reports where EEG effects of a Kv7.2/7.3 activator showed the greatest power increase in the delta frequency band (Biondi et al. 2022), the highest spectral power increases with opakalim were seen in alpha, beta, and gamma frequency bands (Figure 2 below). While changes in spectral power were observed across all frequency bands with opakalim, the minimal impact on slower frequencies (i.e., delta) is consistent with the low incidence of CNS adverse events, in particular somnolence, seen in the opakalim Phase 1

SAD/MAD studies. EEG delta activity is associated with somnolence, an undesirable CNS adverse event often seen with other ASMs.

Spectrum at Broadband Max Response
BHV-7000 50 mg vs Baseline

BHV-7000 50 mg
Baseline
Power ((mV2/m4)/Hz)
Frequency (Hz)
0
2
4
6
8
10
0
5
10
15
20
25
30
Delta
1-3.5
Theta
3.5-7.5
Alpha
7.5-13
Beta
13-30

Figure 1: Opakalim shows dose-dependent increases in spectral power over all brain regions.	Figure 2: Opakalim effect on spectral power in resting -state EEGs. Greatest impact observed on alpha frequency with minimal impact on delta and theta frequencies.
The preliminary EEG study results confirm the CNS activity of opakalim at projected therapeutic concentrations, dose-dependent and time-dependent changes in EEG spectral power, and are consistent with the quantitative EEG effects observed with other ASMs approved for the treatment of epilepsy.
Based on the results from the EEG study and the safety profile in SAD/MAD trials, along with PK data from a new once-daily extended-release (“ER”) formulation, Biohaven is exploring three oral doses of opakalim (once daily 25 mg ER, once daily 50 mg ER, and once daily 75 mg ER) in the Phase 2/3 clinical trials in epilepsy and mood disorders. This dosing approach with a Kv7 activator will allow for assessment of distinct target concentrations over a wide range.
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

Our Clinical Trials for Opakalim in Epilepsy
Focal Epilepsy
In January 2024, we completed our End-of-Phase 2 meeting with the FDA to advance to Phase 3 trials and announced that more than 110 global clinical sites have been selected in the first of two focal epilepsy trials. Enrollment in our Phase 2/3 program commenced in the first quarter of 2024. The two pivotal studies evaluating the efficacy of opakalim in refractory focal epilepsy are planned as randomized, double-blind, placebo-controlled, 8- and 12-week trials with a primary endpoint of change from baseline in 28-day average seizure frequency in adults with focal epilepsy. RISE 3 is evaluating 50 mg and 75 mg doses of opakalim (see figure below). We expect to report topline results from RISE 3 in the second half of 2026. RISE 2 Part A is evaluating 25 and 50 mg doses of opakalim, whereas Part B is evaluating the 75 mg dose of opakalim (see figure below). The RISE 2 study was amended to add Part B with the higher 75 mg dose, thereby replicating the potential therapeutic benefits of the higher 75 mg dose in the RISE 3 study and optimizing the overall development plan for opakalim. The Company expects estimated enrollment in each study to be 390 participants.
In addition, Biohaven is currently conducting an open-label extension ("OLE") study to evaluate the long-term efficacy and safety of opakalim in participants who completed either parent study. Review of data from the ongoing open-label clinical trial experience with opakalim in focal epilepsy support the potential for opakalim to achieve efficacy and to deliver a favorable and differentiated safety profile. Open-label treatment with opakalim demonstrated clinically meaningful reductions in seizure frequency compared to the pretreatment baseline observation period prior to randomization. Specifically, 55% of participants showed ≥50% reductions in seizure frequency (≥50% responder rate), for those who completed at least 6 months of treatment with opakalim 75 mg once daily in the open-label study; and this result is comparable to the ≥50% responder rate published for other investigational agents in the class such azetukalner (which has reported 56% of patients with a ≥50% responder rate over any consecutive best 6-month period from its Phase 2b OLE data). Notably, the antiseizure effects of opakalim were correlated with plasma concentrations, based on a preliminary exposure-response analysis. Opakalim was well-tolerated in the open-label study with a low incidence of CNS adverse events, consistent with prior studies with opakalim.
Myostatin Platform
Taldefgrobep Alfa (BHV-2000)
In February 2022, we announced a worldwide license agreement with BMS for the development and commercialization rights to taldefgrobep alfa (also known as BMS-986089), a novel Phase 3 asset. Myostatin, a negative regulator of muscle growth, is a key member of the Transforming Growth Factor ("TGF-β") superfamily. Taldefgrobep's novelty in a field of myostatin-activin pathway inhibitors is based on the mechanism where it binds to myostatin to both lower overall free myostatin levels, but also to function as a receptor antagonist to block myostatin signaling in skeletal muscles. Recently generated data has shown that the taldefgrobep alfa-myostatin complex is stable, and blocks myostatin signaling to both myostatin and to a lesser extent to activin A potentially for a protracted period after cessation of dosing. Blocking myostatin and activin signaling has been shown to improve muscle function and strength in a number of disease models for neuromuscular wasting along with physical and metabolic changes important to individuals living with overweight and obesity. Blocking activin contributes to decreased adipose tissue and improved glucose homeostasis. Clinical studies have confirmed that taldefgrobep improved lean body mass directly through increase on contractile muscle and loss of adipose tissue as demonstrated in both normal healthy volunteers and in patients with Duchenne muscular dystrophy (“DMD”). The mechanism of increasing overall muscle size and reducing adipose tissue volume provide development opportunities in both neuromuscular disease and individuals living with overweight and obesity.
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
Based on non-clinical and clinical data, Biohaven initiated a Phase 2 study of taldefgrobep in the management of obesity in the fourth quarter of 2025 and expects to report topline results in 2026. The study will evaluate the ability of taldefgrobep to reduce fat mass and total body weight while increasing lean muscle mass. The study is a placebo-controlled study evaluating two dosing schedules of taldefgrobep versus placebo. Approximately 150 participants will be randomized to receive taldefgrobep or matching placebo over a 24-week double-blind treatment period followed by an additional 24 weeks of open-label extension during which all participants will receive taldefgrobep. Key endpoints include the change in total body weight, lean mass, fat mass, and metabolic parameters, along with a comprehensive assessment of safety. See below for trial design.
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

Other Non-Key Programs
In the fourth quarter of 2025, we initiated a strategic reprioritization of our development platforms and are now focused on our key programs to prioritize resources. As a result, development of programs outside of our key programs (the "non-key programs") may be substantially downsized, paused or delayed.
Glutamate Modulation Platform
The most advanced product candidate from our glutamate receptor antagonist platform is troriluzole (previously referred to as trigriluzole and BHV-4157). Other product candidates include BHV-5500, an antagonist of the glutamate N-methyl-D-aspartate (“NMDA”) receptor and its oral prodrug BHV-5000.
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
After six years of chemistry development and preclinical testing, the resulting lead prodrug from the chemistry program was troriluzole. Troriluzole is chemically comprised of riluzole linked via an amide bond to a tripeptide that is a substrate for PepT1 and which contributes to its improved bioavailability. The tripeptide moiety is cleaved by plasma aminopeptidases. We believe that the estate of compounds we acquired, combined with our internally developed intellectual property, will provide a significant protection for our innovations. The safety and tolerability of troriluzole has now been demonstrated in approximately 2,000 subjects in early- and late-stage clinical studies.

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
Given these findings and the debilitating nature of SCA, in May 2023 we announced that we submitted a New Drug Application ("NDA") to the FDA for troriluzole for the treatment of SCA3. In July 2023, the FDA informed us that it would not review the submitted NDA application for troriluzole given that the study's primary endpoint was not met and thus, would not permit a substantive review. In follow-up to the regulatory decision on the NDA application, we held follow-up meetings with the FDA regarding the SCA data. We had constructive dialogue with the FDA regarding our SCA development program and potential future data analyses to address regulatory concerns in the previously issued refuse-to-file decision on the NDA application for SCA3.

In October 2023, the European Medicines Agency ("EMA") informed us that our Marketing Authorization Application ("MAA") for troriluzole (Dazluma) in the treatment of SCA3 was validated and was then under review by EMA's Committee for Medicinal Products for Human Use ("CHMP"). In the fourth quarter of 2024, we completed a clarification meeting with the CHMP Rapporteurs. The MAA documents were subsequently updated with a broader indication to include all SCA genotypes, in light of the new positive BHV4157-206-RWE study data (discussed below).
In March 2025, we decided to withdraw the troriluzole MAA in the EU for the treatment of adult patients with SCA. This withdrawal decision was based on feedback indicating the EMA would not be able to conclude on new active substance ("NAS") status for troriluzole due to insufficient data. NAS is an important designation recognizing and incentivizing development innovation, validating the differentiation of a new medicinal product for patients. The novelty of troriluzole has been recognized by multiple issued patents globally, and we are committed to expeditiously providing appropriate data and/or argumentation to EMA given the evidence that warrants granting NAS, in the spirit in which the designation was intended. We plan to generate data to work with EMA on next steps towards marketing authorization.
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
In February 2025, the FDA accepted for review our NDA for troriluzole for the treatment of adult patients with SCA and granted priority review. In November 2025, we received a Complete Response Letter ("CRL") for the NDA seeking approval of troriluzole for SCA. In the CRL, the FDA recommended that we meet with the Division of Neurology 1 within the FDA's Office of Neuroscience to discuss the evidence that will be needed to support a future NDA for the treatment of SCA with troriluzole. Following receipt of the CRL, we held a Type A meeting with the FDA to initiate an appeal process, given the large number of patients who are currently being treated in the expanded access program. We remain committed to working with the FDA to find a path forward for our NDA.
Troriluzole for OCD
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
Myostatin Platform
Taldefgrobep Alfa (BHV-2000) for Spinal Muscular Atrophy
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
Taldefgrobep Alfa’s Role in Spinal Muscular Atrophy
In the past few years, significant advancements were made to address the underlying cause of disease in SMA with the up-regulation of SMN1 and SMN2 expression which positions taldefgrobep as a potential combination therapy to enhance muscle performance. Data from an SMA animal model study that shows advantages of combination SMN therapy with taldefgrobep and the extensive clinical data in DMD supported the advancement of taldefgrobep into a SMA Phase 3 study. Other indications in muscle wasting diseases may be a follow-on for taldefgrobep along with other life-cycle opportunities.

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
Ion Channel Platform
Kv7
Opakalim (BHV-7000)
As previously discussed, Opakalim is an activator of Kv7.2/Kv7.3, a key ion channel involved in neuronal signaling and in regulating the hyperexcitable state in epilepsy.
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
Major Depressive Disorder
Major depressive disorder ("MDD") is a leading cause of morbidity. With approximately 8.3% of adults in the U.S. having had at least one major depressive episode, there is an urgent need for more effective treatments. Within the current armamentarium of treatments nearly one third of patients fail to respond. Kv7 activation has emerged as a novel strategy to treat and prevent depressive episodes and holds significant potential as a novel treatment for patients with MDD. The therapeutic role for Kv7 activation in MDD is supported by a broad range of epigenetic, mechanistic, preclinical, and clinical evidence. Multiple depression models have demonstrated the antidepressant efficacy of enhancing potassium channel activity. As preclinical studies demonstrate upregulation of Kv7 channels in mice subject to chronic stress, increasing potassium channel function either through genetic over expression or via potassium channel activation (via ezogabine) reverses depressive and anhedonic behaviors in mice across multiple studies. Recent randomized, controlled clinical trials of Kv7 activators demonstrated efficacy in MDD. Together, these data, coupled with the favorable clinical safety and tolerability profile exhibited by BHV 7000 to date, provided a compelling rationale for the evaluation of Kv7 activation with opakalim in MDD.

Our Clinical Trial for opakalim in Major Depressive Disorder
We initiated a Phase 2 clinical trial with opakalim for the treatment of MDD in the second quarter of 2024. The study is a six week, randomized, double-blind, placebo-controlled trial in approximately 300 subjects, with a primary endpoint of measurement on the Montgomery-Asberg Depression Rating Scale ("MADRS"). In December 2025, we announced that the study did not meet its primary endpoint. Trends favoring opakalim were observed in some clinically relevant subgroups, including participants with more severe depression at screening and baseline, on primary and secondary outcome measures. Overall, BHV-7000 was safe and well-tolerated with adverse events mostly mild and moderate in intensity and largely resolved spontaneously. The only individual adverse events occurring with an incidence above 5% were headache (10.7% and 9.9% in opakalim and placebo, respectively) and nausea (4.2% and 5.6% in BHV-7000 and placebo, respectively). A low incidence of central nervous system adverse events was observed, consistent with BHV-7000's lack of GABA activity and with safety data from previously reported studies. Additional analyses are ongoing and the company plans to present the results at an upcoming scientific meeting. The company considers the depression subgroup analyses as hypothesis generating but based upon strategic prioritization of its portfolio does not plan on additional psychiatric clinical trials to keep resources focused on key priority areas.
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
Our Clinical Trial for opakalim in Bipolar Disorder
We initiated a Phase 2/3 clinical trial with opakalim for the acute treatment of bipolar disorder in the second quarter of 2024. The study was a 3 week, randomized, double-blind, placebo-controlled trial in approximately 256 subjects, with a primary endpoint of measurement on the Young Mania Rating Scale ("YMRS").
In March 2025, the Company completed the Phase 2/3 clinical trial for acute treatment of manic episodes associated with bipolar disorder. Opakalim did not statistically differentiate from the comparator arm on the primary efficacy endpoint of improvement from Baseline to Day 21 on the YMRS. Additional analyses are ongoing, and complete study results will be presented at an upcoming scientific meeting.
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
Identification of genetic etiologies has created the opportunity to treat not just the symptoms of KCNQ2-DEE, including seizures, but also the underlying causes, including attenuating or reversing the effects of the disease-causing variants. In addition to its activity in the MES model, we explored the ability of opakalim to reverse the reduced current density associated with KCNQ2-DEE and support its use as potential treatment for the disease). To determine the effects of opakalim on the function of Kv7.2 and Kv7.2/7.3 channels poisoned by dominant-negative KCNQ2 mutations, four highly recurrent human missense variants known to cause KCNQ2-DEE were evaluated in an in vitro model measuring current density in cells expressing the pathologic proteins.
The figure below shows the effects of opakalim on current density of wt/wt Kv7.2 channels and those formed by 1:1 coexpression of wt KCNQ2 genes with four disease-causing KCNQ2 variants (T274M, A294V, R581L, R210H). In the control condition, all pathogenic variants produced a marked reduction in current density to below wt/wt levels. Opakalim at either 0.3µM or 1.0 µM restored current density in all mutated channels to or beyond wt control current density (**<0.01).
Opakalim has been granted Rare Pediatric Disease Designation by the FDA for the treatment of KCNQ2-DEE.
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

Using human induced pluripotent stem cell (“iPSC”)-derived DRG sensory neurons, we have assessed the physiological activity of these neurons by modulating Kv7 channels across three electrophysiologic parameters: resting membrane potential (Vm), rheobase = the current required to stimulate an action potential (“AP”), and the number of APs elicited by a suprathreshold stimulus (3x rheobase). We are currently evaluating the activity of various compounds from our proprietary series of selective Kv7.2/7.3 activators in multiple preclinical models of neuropathic pain. The Company has also initiated a sponsored research agreement with Yale to evaluate the activity of opakalim in an iPSC model of inherited erythromelalgia, a severe rare genetic neuropathy.
In the fourth quarter of 2025, we initiated an exploratory study of opakalim, compared to placebo, in approximately 5 participants with inherited erythromelalgia using a crossover design to evaluate changes in pain intensity (NCT07262268).
Migraine
We are currently exploring opakalim as a potential treatment for migraine. Kv7.2/7.3 openers have shown significant activity in cortical spreading depression models of migraine.
Idiopathic Generalized Epilepsy
We initiated a Phase 2/3 study of opakalim in idiopathic generalized epilepsy ("IGE") in the second quarter of 2024. The pivotal study evaluating the efficacy of opakalim with IGE is planned as a randomized, double-blind, placebo-controlled 24-week time-to-event trial with a primary endpoint of time to second generalized seizure in adults and adolescents with IGE. Following a review of enrollment and strategic priorities, we have decided to close the IGE study to allow for a reallocation of resources to higher-priority development activities. The Kv7 development program will focus on accelerating the completion of the two adult focal epilepsy trials.
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
In September 2024, we announced that we had initiated a proof-of-concept study evaluating BH-2100 in the acute treatment of migraine. The study was a 45-day, randomized, double-blind, placebo-controlled trial in approximately 575 subjects, with primary endpoints of freedom from pain at two hours post-dose and freedom from most bothersome symptom at two hours post-dose. In June 2025, we reported that no efficacy signal was detected in the study.
Our Development of BHV-2100 for the Treatment of Neuropathic Pain
BHV-2100 is also being developed as a potential non-opioid treatment for neuropathic pain. We are evaluating the ability of BHV-2100 to reduce pain behaviors across several preclinical models of neuropathic pain, including chemotherapy induced neuropathy, diabetic neuropathy, and nerve injury. We initiated a conduct a proof-of-concept study for neuropathic pain in the fourth quarter of 2024. The study is a Phase-1b, randomized, double-blind, placebo and active reference controlled, crossover trial to assess the anti-nociceptive and anti-hyperalgesic effects of single oral doses of BHV-2100 (25 mg, 75 mg, and 150 mg) vs. placebo, in a cohort of approximately 24 healthy male volunteer participants, utilizing a laser-evoked potential experimental pain paradigm.
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
Additional research on TRPM3-mediated disorders
Under the KU Leuven Agreement, Biohaven evaluated the role of TRPM3 in pain and other disorders. In addition to BHV-2100, we are optimizing other lead compounds for TRPM3-mediated disorders of the peripheral and central nervous systems.

Inflammation and Immunology Platform
TYK2/JAK1
Agreement with Hangzhou Highlightll Pharmaceutical Co. Ltd.
In March 2023, we entered into an exclusive, worldwide (excluding China and its territories and possessions) license agreement with Hangzhou Highlightll Pharmaceutical Co. Ltd. ("Highlightll") (the "Highlightll Agreement"), pursuant to which we obtained the right to research, develop, manufacture and commercialize Highlightll’s brain penetrant dual TYK2/JAK1 inhibitor program.
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
Our Clinical Program for BHV-8000
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
BHV-8000 for Parkinson's Disease ("PD")
We initiated a pivotal trial in PD in the first half of 2025. The PD study is a Phase 2/3 randomized, double-blind, placebo-controlled study designed to evaluate the efficacy, safety, and tolerability of BHV-8000 in participants diagnosed with early PD, with a time-to-event primary endpoint (≥ 2-point worsening on Movement Disorder Society – Unified Parkinson’s Disease Rating Scale ("MDS-UPDRS") -Part II). In light of current portfolio and resource considerations, we are implementing a more focused execution of the ongoing study.
MoDE and TRAP Degraders
As discussed above, Biohaven MoDE and Targeted Removal of Aberrant Protein TRAP degraders harness selectivity, rapidity and patient-friendly self-administration to remove disease-causing proteins from the body to potentially treat a range of diseases. Each MoDE or TRAP degrader is a novel bispecific molecule that targets a specific form of circulating protein and directs it to the liver for degradation by the endosomal/lysosomal pathway.
BHV-1310
BHV-1310 is a next generation bispecific IgG degrader with specificity for IgG1, IgG2 and IgG4, which is initially being developed for the treatment of rare disorders including conditions like generalized myasthenia gravis ("gMG") and potentially other acute or chronic conditions, or chronic conditions with acute exacerbations or flares. MG is a neuromuscular disorder that is estimated to affect approximately 36 thousand to 60 thousand people in the United States. Patients with gMG develop antibodies that attack critical signaling receptor proteins at the junction between nerve and muscle cells, inhibiting communication between nerves and muscle and resulting in weakness of the skeletal muscles. BHV-1310 is completing preclinical testing prior to initiation of a Phase 1 study.
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
Additional Degraders
We are currently developing additional MoDE degraders advancing towards candidate nomination. These include an IgG4 specific degrader, a phospholipase A2 receptor ("PLA2R") autoantibody degrader for membranous nephropathy, a pro-insulin autoantibody degrader for type 1 diabetes, an IgM degrader for IgM neuropathy and Waldenstrom's macroglobulinemia, and a Thyroid Stimulating Hormone ("TSH") receptor autoantibody degrader as a selective follow-on asset for Graves' Disease.
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
Our Phase 1/2 Study with BHV-1510
The IND for BHV-1510 was approved by the FDA in January 2024. The First-in Human, Phase 1/2 trial evaluating BHV-1510 in patients with advanced solid tumors commenced in the second quarter of 2024. This trial consists of two parts; Phase 1 dose escalation and Phase 2 dose expansion, in patients with advanced incurable cancer that have progressed on or are intolerant to standard therapy. The trial will also evaluate BHV-1510 in combination with the anti-PD1 monoclonal antibody Libtayo® (cemiplimab-rwlc). In May 2024, we announced that we entered into a clinical supply agreement with Regeneron Pharmaceuticals, Inc. ("Regeneron") under which we will sponsor and fund the planned combination Phase 1/2 clinical trial, and Regeneron will provide Libtayo.
The primary objective of Phase 1 is to characterize the safety profile of BHV-1510 as monotherapy and in combinations with Libtayo, and to identify a recommended dose for expansion ("RDE") or maximum tolerated dose. Phase 1 dose escalation will be implemented based on a Bayesian optimal interval design, with the lowest dose initiated as a single patient cohort. Patients are expected to be dosed in escalating cohorts, with dosing regimens administered intravenously every two or three weeks. The Phase 2 dose expansion part of the study will consist of non-randomized efficacy finding expansion cohorts, defined by specific tumor types that will be treated at the RDE to estimate the anti-tumor activity of BHV-1510. Up to approximately 220 subjects are planned to be evaluated.

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
In May 2025, we reported further preliminary data from the study, where BHV-1510 demonstrated encouraging early clinical activity in combination with Regeneron's anti-PD-1 antibody Libtayo. The combination of BHV-1510 and Libtayo® in the ongoing Phase 1 study showed encouraging anti-tumor activity, with tumor shrinkage in the first 6 out of 6 patients treated, including confirmed partial responses and in patients with brain metastasis. The majority of these 6 patients treated with the combination had received prior anti–PD-1/PD-L1 therapies. The combination with Libtayo was well tolerated with no dose limiting toxicity in these initial cohorts.
Based on the early results for BHV-1510, we entered into an expanded collaboration agreement with GeneQuantum Healthcare Co. Ltd. ("GeneQuantum"), which provides broad target exclusivity for up to 18 ADC targets incorporating the TopoIx payload.
In December 2025, we presented additional clinical safety and efficacy data for BHV-1510 at the 2025 European Society for Medical Oncology ("ESMO") Immuno-Oncology Congress. At the BHV-1510 dose of 2.5 mg/kg Q3W in combination with Libtayo, confirmed objective response rate ("ORR") was 72.7%. Confirmed responses were observed in 3/5 (60%) in non-small cell lung cancer ("NSCLC"), 4/4 (100%) in endometrial cancer, which included a complete response, and 1/2 (50%) in urothelial cancer. As of the clinical cutoff date on October 10, 2025, in all 23 efficacy evaluable participants treated with BHV-1510 in combination with Libtayo across dose levels, the confirmed ORR was 52.2%, with confirmed objective responses in 6 out of 14 (42.9%) in NSCLC, 4 out of 6 (66.7%) in endometrial cancer, and 1 out of 2 (50%) in urothelial cancer. A confirmed response was reported in the participant with triple negative breast cancer. The majority of participants had tumor reduction on their first scan, with a median time to response of 11.1 weeks. Participants remain on study at 6 months and beyond, 18 participants continue on the study treatment at time of the clinical cutoff date.
As of the clinical cutoff date on October 10, 2025, early results showed that BHV-1510 in combination with Libtayo was generally well tolerated. There were low rates of adverse events attributed to unconjugated payload such as hematological toxicities and diarrhea, and there were no cases of interstitial lung disease, showing a differentiated safety profile of BHV-1510 from other Trop2 ADCs. The most frequent toxicity observed was oral mucositis/stomatitis, which is a manageable, well-known class effect. An expansion cohort in with the combination has been initiated in endometrial cancer.
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
Merus Agreement
In January 2025, Biohaven announced a research collaboration and license agreement with Merus N.V. ("Merus") to co-develop three novel dual-targeting ADCs, leveraging Merus’ Biclonics® technology platform, and Biohaven’s next-generation ADC conjugation and payload platform technologies (the "Merus Agreement"). In January 2026, we received notice from Merus that the development programs for the three ADCs were being terminated subsequent to the acquisition of Merus by Genmab A/S.
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
Manufacturing
We have an experienced chemistry, manufacturing and controls leadership team that oversees and manages our relationships with development and manufacturing manufacturers. We currently rely, and expect to continue to rely, on third parties for the development and manufacturing of our product candidates for preclinical and clinical testing, as well as for commercial manufacturing of our products if our product candidates receive marketing approval.
We expect to continue to develop product candidates that can be scaled and produced cost-effectively at contract manufacturing facilities.
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
Inflammation and Immunology
Degraders
In January 2021, we entered into a worldwide, exclusive license agreement with Yale University for the development and commercialization of a novel MoDE platform. The platform pertains to the clearance of disease-causing proteins and other biomolecules by targeting them for lysosomal degradation using multi-functional molecules. The platform is differentiated from existing approaches in that it does not rely on ubiquitin ligases, and it allows for a broad range of targets to be degraded. The patent portfolio is directed to the composition of matter of bifunctional degraders and their use in degrading circulating proteins and treating diseases. U.S. Patent No. 11,767,301, issued September 26, 2023, and U.S. Patent No. 12,083,181, issued September 10, 2024, U.S. Patent No. 12,364,766, issued July 9, 2025 and U.S. Patent No. 12,485,178, issued December 2, 2025, relate to bifunctional molecules to degrade circulating proteins, including BHV-1300. Ex-U.S. counterparts to the '301 patent, '181 patent, '766 patent, and '178 patent are pending in the European Patent Office, Canada, China and Hong Kong, and, if granted, will expire in April 2039, not including possible patent term extensions in countries where such extensions are available. U.S. Serial No. 17/768166, filed April 11, 2022, relates to bifunctional compounds as degraders of autoantibodies. Ex-U.S. counterparts to the '166 application have been filed in the United Arab Emirates, Australia, Brazil, Canada, China, European Patent Office, Israel, Japan, Republic of Korea, Mexico, Philippines, Saudi Arabia, Singapore, and South Africa and, if granted, will expire in October 2040, not including possible patent term extensions in countries where such extensions are available. U.S. Serial No. 17/768145, filed April 11, 2022, relates to engineered antibodies as molecular degraders through cellular receptors. Ex-U.S. counterparts to the '145 application have been filed in the United Arab Emirates, Australia, Brazil, Canada, China, countries of the Eurasian Patent Organization, European Patent Office, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Philippines, Saudi Arabia, South Africa and Singapore and, if granted, will expire in October 2040, not including possible patent term extensions in countries where such extensions are available. PCT/US2022/017319, which relates to targeted brain-penetrant bifunctional degraders, was filed February 22, 2022, and national applications are pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in February 2042, not including possible patent term extensions in countries where such extensions are available. PCT/US2022/019658, which relates to bifunctional degraders of galactose deficient immunoglobulins, was filed March 10, 2022, and is pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in March 2042, not including possible patent term extensions in countries where such extensions are available. PCT/US2022/075527 and PCT/US2022/075535, filed August 26, 2022, which relate to bifunctional degraders of pathogenic anti-β1ECII (the second extracellular loop of the β1 adrenergic receptor) autoantibodies, are pending in the United States and major jurisdictions worldwide. Two U.S. patents issued from the ‘535 application as U.S. Patent No. 12,128,105 on October 29, 2024 and U.S. Patent No. 12,234,256 on February 25, 2025. PCT/US2024/058316, which also relates to bifunctional degraders of pathogenic anti-β1ECII autoantibodies, including BHV-1600, was filed December 4, 2024, and is pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in December 2044, not including possible patent term extensions in countries where such extensions are available. PCT/US2024/026709, which relates to degraders of immunoglobulin G, including BHV-1310, was filed April 28, 2024, and is pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in April 2044, not including possible patent term extensions in countries where such extensions are available. PCT/US2024/026733, which relates to bifunctional degraders of galactose deficient immunoglobulins, including BHV-1400, was filed April 29, 2024, and is pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in April 2044, not including possible patent term extensions in countries where such extensions are available.
TYK2/JAK1
In March 2023, we entered into an exclusive, worldwide (excluding People’s Republic of China and its territories and possessions) license agreement with Highlightll pursuant to which we obtained the right to research, develop, manufacture and commercialize Highlightll’s brain penetrant dual TYK2/JAK1 inhibitor program.
U.S. Patent RE49834, having an issue date of February 13, 2024, is directed to BHV-8000 and will expire in September 2037, not including possible patent term extensions. Ex-U.S. counterparts to the ‘834 patent have been granted in Australia, Brazil, Canada, European Patent Office, Israel, India, Japan, Mexico, New Zealand, and Republic of Korea, and patent applications to the ‘834 patent is pending in Eurasia. The ex-U.S. patents and patent applications, if granted, will expire in September 2037, not including possible patent term extensions in countries where such extensions are available. In addition, PCT/CN2020/088122, related to a stable crystalline form of BHV-8000, was filed April 30, 2020, and is pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in April 2040, not including possible patent term extensions in countries where such extensions are available. In addition, PCT/CN2022/113807, which relates to methods of treating CNS disorders with dual TYK2/JAK1 inhibitors, was filed August 22, 2022, and is pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in August 2042, not including possible patent term extensions in countries where such extensions are available. In addition, PCT/IB2025/054156, filed April 21, 2025, which relates to methods of treating alpha-synucleinopathies and neuroprotection with dual TYK2/JAK1 inhibitors, is pending at the International Bureau designating all PCT countries.
Myostatin Activin
Taldefgrobep Alfa
In December 2021, we entered into a worldwide license agreement with Bristol Myers Squibb for the global development and commercialization rights to taldefgrobep alfa (BHV-2000), a novel, Phase 3-ready anti-myostatin adnectin. Myostatin is a natural protein that limits skeletal muscle growth, an important process in healthy muscular development.
U.S. Patent 8,853,154 issued October 7, 2014, U.S. Patent 8,933,199, issued January 13, 2015, U.S. Patent 8,993,265, issued March 31, 2015, U.S. Patent 9,493,546, issued November 15, 2016, U.S. Patent 9,662,373, issued May 30, 2017, U.S. Patent 10,245,302, issued April 2, 2019, U.S. Patent 10,406,212, issued September 10, 2019, and U.S. Patent 11,813,315, issued November 14, 2023, are directed to fibronectin based scaffold domain proteins that bind to myostatin. The U.S. patents expire in September 2033, not including possible patent term extensions. Ex-U.S. counterparts to the U.S. patents have been granted in Argentina, Austria, Australia, Belgium, Bulgaria, Brazil, Canada, Switzerland, Chile, China, Colombia, Czechia, Germany, Denmark, Algeria, Egypt, Spain, Finland, France, United Kingdom, Greece, Hong Kong, Croatia, Hungary, Indonesia, Ireland, Israel, India, Italy, Japan, Republic of Korea, Lithuania, Morocco, Macao, Mexico, Malaysia, Netherlands, Norway, New Zealand, Peru, Philippines, Poland, Portugal, Romania, Serbia, Russia, Sweden, Singapore, Slovenia, Slovakia, Thailand, Tunisia, Turkey, Taiwan, Uruguay, Venezuela, Vietnam and South Africa. The ex-U.S. patents will expire in September 2033, not including possible patent term extensions in countries where such extensions are available. U.S. Serial No. 16/607688, filed May 3, 2018, relates to stable formulations fibronectin based scaffold domain proteins that bind to myostatin. Ex-U.S. counterparts to the '688 application have been granted in Australia, Israel, Japan, Korea, Mexico, and Taiwan, and are pending in Canada, China, European Patent Office, Hong Kong, and Singapore. The ex-U.S. patents and patent applications, if granted, will expire in May 2038, not including possible patent term extensions in countries where such extensions are available.
PCT/US2024/015292, which relates to methods of treating overweight, obesity, and related health conditions with anti-myostatin adnectins, was filed February 10, 2024, and is pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in February 2044, not including possible patent term extensions in countries where such extensions are available. PCT/IB2025/053898, filed April 14, 2025, which relates to methods of treating overweight, obesity, and related health conditions with anti-myostatin adnectins in combination with a GLP-1 agonist, is pending at the International Bureau designating all PCT countries.
Ion Channel
Kv7 Activator
In April 2022, we acquired Channel Biosciences, LLC. This acquisition included Channel’s Kv7 channel targeting platform and related patents and patent applications. The patents and patent applications are directed to the composition of matter of compounds that are activators of Kv7.2/Kv7.3 and their use in treating diseases such as epilepsy. U.S. Patent 10,851,067, issued December 1, 2020, claims opakalim and will expire in March 2039, not including possible patent term extensions. Ex-U.S. counterparts to the ‘067 patent have been granted in Australia, Israel, Japan, Republic of Korea, Mexico, New Zealand, Republic of Korea, and South Africa, and patent applications to the ‘067 patent are pending in Brazil, Canada, China, European Patent Office, Hong Kong, Israel, India, New Zealand, and Singapore. The ex-U.S. patents, and patent applications, if granted, will expire in March 2039, not including possible patent term extensions in countries where such extensions are available. In addition, U.S. Patent 9,481,653, issued November 1, 2016, claims a class of compounds including opakalim and will expire in September 2035, not including possible patent term extensions. Ex-U.S. counterparts to the ‘653 patent are granted in Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, United Kingdom, Ireland, Iceland, Italy, Netherlands, Norway and Sweden. The ex-U.S. patents will expire in September 2035, not including possible patent term extensions in countries where such extensions are available. In addition, PCT/US23/10295, PCT/US23/63111, PCT/US23/63113 and PCT/US23/63115 directed to various Kv7 activator chemotypes were filed in January and February 2023. These applications are pending in the United States and major market countries. The patent applications, if granted, will expire in January/February 2043, not including possible patent term extensions in countries where such extensions are available. Other patent application directed to the combination treatment with a Kv7 activator and N-methyl-D-aspartate ("NMDA") receptor antagonist (PCT/US23/73125), a Kv7 activator and glutamate modulator (PCT/US23/73504), and a Kv7 activator and TDP-43 binder (PCT/US23/73491) were filed in August and September 2023. These applications are pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in August/September 2043, not including possible patent term extensions in countries where such extensions are available.

TRPM3 Antagonist
In January 2022, we entered into an exclusive global license and research agreement to develop and commercialize TRPM3 antagonists to address the growing proportion of people worldwide living with chronic pain disorders. The TRPM3 antagonist platform was discovered at the Centre for Drug Design and Discovery (“CD3”) and the Laboratory of Ion Channel Research (“LICR”) at Katholieke Universiteit Leuven (KU Leuven). PCT/EP2021/082853, which relates to aryl derivatives for treating TRPM3 mediated disorders, was filed November 24, 2021 and national applications are pending in the United Arab Emirates, Australia, Brazil, Canada, China, countries of the Eurasian Patent Organization, European Patent Office, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Philippines, Saudi Arabia, South Africa, Singapore, Taiwan and the U.S. The patent applications, if granted, will expire in November 2041, not including possible patent term extensions in countries where such extensions are available. PCT/EP2021/082865, which relates to heterocycle derivatives for treating TRPM3 mediated disorders, including BHV-2100, was filed November 24, 2021. In that family, U.S. Patent 12,209,081, issued January 28, 2025, and U.S. Patent 12,404,266, issued September 2, 2025, claims BHV-2100 and will expire in November 2041, not including possible patent term extensions. Related patents have been granted in Eurasian Patent Organization and Saudi Arabia, and national applications are pending in the United Arab Emirates, Australia, Brazil, Canada, China, European Patent Office, Israel, Japan, Republic of Korea, Mexico, New Zealand, Philippines, Singapore, Taiwan, South Africa and the U.S. The Ex-US patent applications, if granted, will expire in November 2041, not including possible patent term extensions in countries where such extensions are available. U.S. Patent 9,194,863, issued November 24, 2015, which relates to screening methods for analgesic agents, has also been granted in Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, United Kingdom, Ireland, Italy, Netherlands and Sweden. The patents will expire in May 2032, not including possible patent term extensions in countries where such extensions are available. In addition, seven PCT applications directed to various TRPM3 antagonist chemotypes were filed in May 2023 (PCT/EP2023/063992, PCT/EP2023/063994, PCT/EP2023/063996, PCT/EP2023/063997, PCT/US2023/067443, PCT/US2023/067446, PCT/US2023/067448), and corresponding national applications are pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in May 2043, not including possible patent term extensions in countries where such extensions are available. PCT/US2024/041162, filed August 7, 2024, which relates to oral fast-dispersing dosage forms of TRPM3 antagonists and methods of treating pain using the same, is pending at the United States PCT Receiving Office designating all PCT countries. In addition, two PCT applications disclosing some brain-penetrant TRPM3 antagonists were filed in November 2024 (PCT/US2024/056806 and PCT/US2024/056810) and are currently pending in the United States PCT Receiving Office designating all PCT countries.
Oncology
Trop2 ADC
In January 2024, the Company acquired Pyramid Biosciences, Inc. (“Pyramid”), pursuant to an Agreement and Plan of Merger, dated January 7, 2024 ("the Pyramid Agreement"). As a result of the merger, the Company acquired rights under certain patents exclusively licensed to Pyramid from GeneQuantum Healthcare (Suzhou) Co. Ltd.
The licensed patents include the following, among others: PCT/CN2023/107444, filed July 14, 2023, which relates to anti-TROP2 antibodies and conjugates, including BHV-1510. U.S. Patent No. 12,539,336, issued February 3, 2026 from the ‘444 application, claims BHV-1510. National applications are also pending in the United Arab Emirates, Argentina, Australia, Brazil, Canada, Eurasian Patent Organization, European Patent Office, India, Indonesia, Israel, India, Japan, Republic of Korea, Malaysia, Mexico, New Zealand, Philippines, Saudi Arabia, Singapore, and South Africa. The patent applications, if granted, will expire in July 2043, not including possible patent term extensions in countries where such extensions are available. PCT/CN2024/087405, which relates to combinations of antibody-drug conjugates and anti-PD-1 antibodies, was filed April 12, 2024, and the national applications are currently pending in the United Arab Emirates, Australia, Brazil, Canada, Eurasian Patent Organization, European Patent Office, India, Indonesia, Israel, Japan, Republic of Korea, Malaysia, Mexico, New Zealand, Philippines, Saudi Arabia, South Africa, Singapore, South Africa, and the United States. PCT/CN2025/071669, filed January 10, 2025, which relates to pharmaceutical compositions of antibody-drug conjugates, is pending in the CNIPA Receiving Office of the Patent Cooperation Treaty and all countries were designated for filing.
FGFR3 ADC
In December 2024, the Company entered into a Development and License Agreement with GeneQuantum Healthcare (Suzhou) Co. Ltd. and Aimed Bio, Inc. relating to certain Fibroblast Growth Factor Receptor ADCs. The licensed patents include the following, among others: PCT/CN2023/103152, filed June 28, 2023, which relates to anti-FGFR3 antibody conjugates and medical uses thereof, was filed in the CNIPA Receiving Office of the Patent Cooperation Treaty and all countries were designated for filing. Corresponding national applications are currently pending in the United Arab Emirates, Australia, Brazil, Canada, Colombia, Egypt, European Patent Office, India, Indonesia, Israel, Japan, Republic of Korea, Malaysia, Mexico, New Zealand, Philippines, Russia, Saudi Arabia, South Africa, Singapore, South Africa, Thailand, Ukraine, the United States, and Vietnam. The patent applications, if granted, will expire in June 2043, not including possible patent term extensions in countries where such extensions are available. PCT/CN2024/142547, filed December

26, 2024, which relates to pharmaceutical compositions of anti-FGFR3 antibody conjugates, is pending in the CNIPA Receiving Office of the Patent Cooperation Treaty and all countries were designated for filing.
Non-exclusively licensed patents include the following: PCT/KR2022/000119, filed January 5, 2022, which relates to anti-FGFR3 antibodies and uses thereof, is pending in Australia, Canada, China, the European Patent Office, Japan, Korea and the United States. PCT/CN2022/131904, filed November 15, 2022, which relates to exatecan derivatives, linker-payloads and conjugates thereof, is pending in Australia, Canada, China, the European Patent Office, Japan, Korea, Mexico and the United States. PCT/CN2021/074082, filed January 28, 2021, which relates to ligase fusion proteins and applications thereof, is pending in Australia, China, the European Patent Office, Japan, Korea and the United States.
Troriluzole
We have a portfolio of patents and patent applications in the U.S. and foreign countries directed to prodrugs of riluzole, including, among others, U.S. Patent 10,485,791, issued November 26, 2019, which is directed to troriluzole and other prodrugs of riluzole. This patent expires in February 2036, not including possible patent term extensions. Ex-U.S. counterparts to the ‘791 patent have been granted in Albania, Armenia, Austria, Australia, Azerbaijan, Belgium, Brazil, Bulgaria, Belarus, Canada, Switzerland, China, Cyprus, Czechia, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Hong Kong, Croatia, Hungary, India, Ireland, Israel, Italy, Japan, Kyrgyzstan, Kazakhstan, Lithuania, Luxembourg, Latvia, Monaco, North Macedonia, Macao, Malta, Mexico, Netherlands, Norway, Philippines, Poland, Portugal, Republic of Korea, Romania, Serbia, Russia, Singapore, Sweden, Slovenia, Slovakia, Tajikistan, Turkmenistan, Turkey and South Africa. The ex-U.S. patents and patent applications will expire in February 2036, not including possible patent term extensions in countries where such extensions are available. In addition, the use of these compounds for treating OCD, ALS, SCA, depression, Alzheimer’s Disease and other diseases are described and claimed in these patents and patent applications. These patent applications are subject to an agreement with ALS Biopharma and FCCDC. In addition, we have filed patent applications relating to drug product formulations containing troriluzole and methods of using the formulations to treat various diseases, including, for example, the use of troriluzole with immunotherapies to treat ataxias, including among others U.S. Patent 12,102,618, issued October 1, 2024, which expires in November 2038, not including possible patent term extensions. Ex-U.S. patents and patent applications corresponding to the '618 patent will expire in November 2038, not including possible patent term extensions in countries where such extensions are available. In addition, another patent application directed to the treatment of SCA3 (PCT/US23/67326) was filed in May 2023 and is pending in the United States and other major market countries. These patents, if granted, will expire in May 2043, not including possible patent term extensions in countries where such extensions are available. Also, a patent application directed to the use of troriluzole for treating OCD was filed in June 2021 (PCT/US21/38789) and national applications are pending in major jurisdictions. These patents, if granted, will expire in 2041, not including possible patent term extensions in countries where such extensions are available. Another patent application directed to the treatment of glioblastoma (PCT/US23/69038) was filed June 26, 2023 and is pending in the United States and other major market countries.
MATE Conjugation Technology
We also acquired Kleo Pharmaceuticals, Inc. in January 2021. This acquisition included Kleo’s proprietary technology platforms which are modular in design and enable rapid generation of novel immunotherapies that can be optimized against specified biological targets and combined with existing cell- or antibody-based therapies. These include ARM technology and MATE conjugation technology, which complement the MoDE technology and our Oncology ADC technology. U.S. Serial No. 17/769924, filed April 18, 2022, relates to directed conjugation technologies. Ex-U.S. counterparts to the '924 application have been filed in the United Arab Emirates, Australia, Brazil, Canada, China, countries of the Eurasian Patent Organization, European Patent Office, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Philippines, Saudi Arabia, South Africa and Singapore and, if granted, will expire in November 2040, not including possible patent term extensions in countries where such extensions are available. U.S. Serial No. 17/912563, filed September 19, 2022, relates to technologies for treating COVID infections. Ex-U.S. counterparts to the '563 application are pending in major market countries. PCT/US2022/015390, which relates to technologies for preventing or treating infections, was filed February 6, 2022 and is pending in the United States. PCT/US2022/029533, which relates to compositions including conjugated therapy enhancers, was filed May 17, 2022 and national applications are pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in May 2042, not including possible patent term extensions in countries where such extensions are available. PCT/US2022/029535, which relates to agents for directed conjugation techniques and conjugated products, was filed May 17, 2022 and national applications are pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in May 2042, not including possible patent term extensions in countries where such extensions are available. PCT/US2022/030070, which relates to antibody drug conjugates using MATE technology for delivering cytotoxic agents, including BHV-1500, was filed May 19, 2022 and national applications are pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in May 2042, not including possible patent term extensions in countries where such extensions are available. PCT/US2024/025746, filed April 23, 2024, claims BHV-1500 and national applications are pending in the United States and major jurisdictions worldwide. The patent applications, if granted, will expire in April 2044, not including possible patent term extensions in countries where such extensions are available.
Licensing and Other Agreements
In addition to our independent efforts to develop and market products, we from time to time enter into agreements such as licensing agreements, option-to-license agreements and strategic collaborations. The licensing and other agreements typically include, among other terms and conditions, non-refundable upfront license fees, option fees and option exercise payments, milestone payments and royalties. See Note 11, "License, Acquisitions and Other Agreements," to the Consolidated Financial Statements included in this report for additional information regarding our licenses and other agreements.
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
Further, there have been several Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the "IRA"), which, among other things, requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). Subsequently, certain pharmaceutical companies and other entities filed lawsuits in various courts against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. While some of these cases are on appeal, HHS has generally won the substantive disputes in these cases, and various federal district court judges expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results. In addition, recent administrations have released various executive orders with provisions aimed at, among other things, prescription drug pricing, lowering drug costs for Medicare and Medicaid beneficiaries and setting forth various potential policies or actions that Congress or administrative agencies could pursue. In July 2025, the One Big Beautiful Act ("OBBBA") was enacted which, among other things, is directed to improving efficiencies in U.S. federal healthcare spending over the next decade, primarily within Medicaid. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
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
Development and continuous feedback are priorities for our organization, which was comprised of 274 employees as of December 31, 2025. We believe each person is critical to our success and we invest in our people by supporting continuous training programs and courses. We encourage each employee to engage with their manager in developmental discussions designed to focus on feedback rather than a rating.
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
•The terms of the Note Purchase Agreement (as defined below) and our level of indebtedness could adversely affect our business and financial condition and limit our ability to plan or, or respond to, changes in our business.
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
Since our inception as a business of the Former Parent, we have incurred significant operating losses. Our net loss was $738.8 million, $846.4 million and $408.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates has been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur have in the past and may in the future fluctuate significantly from quarter to quarter and year to year. Our expenses have increased, and we anticipate that our expenses will further increase substantially as we:
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
As of December 31, 2025, we had cash, cash equivalents and marketable securities of $319.1 million, excluding restricted cash of $2.8 million. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating and financial commitments and other cash requirements for at least 12 months from the date of filing of this report. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:
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
As consideration under the Note Purchase Agreement, the Purchasers have the right to receive payments from us equal to, initially, 6.25% of the global net sales of troriluzole, subject to increase or decrease, following December 31, 2030, depending on whether the aggregate payments made to the Purchasers as of that date equal or exceed the Total Funded Amount (as defined in the Note Purchase Agreement). We are also obligated to pay to the Purchasers a milestone payment equal to 35% of the Funded Amount (as defined in the Note Purchase Agreement) upon the approval by the FDA or EMA of troriluzole or our other products. In addition, if the aggregate payments to the Purchasers as of December 31, 2030 do not equal or exceed the amount of the Total Funded Amount, then we will be obligated to make a one-time payment to the Purchasers in an amount equal to 100% of the Total Funded Amount as of December 31, 2030, less the aggregate amount of our previous payments, excluding any Milestone Payments made for approvals of product candidates other than troriluzole, to the Purchasers as of December 31, 2030. See Note 6, “Notes Payable,” to the accompanying consolidated financial statements included in this Form 10-K for more information about the Note Purchase Agreement.
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
Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We do not have any products that have received regulatory approval, and therefore we have never generated any revenue from product sales, and we may never be able to develop product candidates that receive regulatory approval or are successfully commercialized after regulatory approval is received. Consequently, the revenue-generating potential of our business is unproven and uncertain. We expect that a substantial portion of our efforts and expenses over the next few years will be devoted to the development of our product candidates; specifically, completion of our Phase 2/3 studies for opakalim in epilepsy, completion of our Phase 2 clinical trial for BHV-2000 in metabolic disorders, and completion of our Phase 1 clinical trials for BHV-1300 and BHV-1400. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of these product candidates. We cannot be certain that we will be able to submit a new drug application (“NDA”), biologics license application (“BLA”) or comparable applications in other jurisdictions for any of our product candidates within the timeframes we expect, or that any NDA, BLA or similar application we submit will be accepted by the FDA or comparable foreign regulators for filing in a timely manner or at all. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. The success of our product candidates will depend on various factors, including:
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
For example, in March 2025, we reported negative topline results from our Phase 2/3 clinical trial with opakalim for the acute treatment of manic episodes associated with bipolar disorder. No additional studies in bipolar indications are currently planned.
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
For example, in our Phase 3 clinical trial ("Study BHV4157-206") evaluating the efficacy and safety of troriluzole in adult patients with SCA, the primary endpoint, change from baseline to week 48 on the modified SARA scale, did not reach statistical significance in the overall SCA population as there was less than expected disease progression over the course of the study. Post-hoc analysis of efficacy measures by genotype suggested a treatment effect in patients with the SCA Type 3 ("SCA3") genotype. In May 2023, we presented further analysis of Study BHV4157-206 by prespecified genotype strata that revealed consistent treatment effects of troriluzole in SCA3, which represented 41% of study participants. These results were further supported by consistent results across the range of secondary and exploratory endpoints assessed in the SCA3 subgroup. In July 2023, the FDA informed us that it would not review the recently submitted NDA application for troriluzole given that the study's primary endpoint was not met and thus, would not permit a substantive review. Furthermore, in September 2024, we announced positive topline results from pivotal Study BHV4157-206-RWE (NCT06529146) demonstrating the efficacy of troriluzole on the mean change from baseline in the f-SARA after 3 years of treatment. Study BHV4157-206-RWE was designed, in discussion with the FDA, to assess the effectiveness of troriluzole in SCA after 3 years of treatment as measured by the change from baseline in the f-SARA. The study achieved the primary endpoint and showed statistically significant improvements on the f-SARA at years 1 and 2 and 3 and we submitted an NDA to the FDA in the fourth quarter of 2024 for all of SCA. In November 2025, we received a Complete Response Letter ("CRL") for the NDA seeking approval of troriluzole for SCA. In the CRL, the FDA recommended that we meet with the Division of Neurology 1 within the FDA's Office of Neuroscience to discuss the evidence that will be needed to support a future NDA for the treatment of SCA with troriluzole. Following receipt of the CRL, we have requested a Type A meeting with the FDA to initiate an appeal process, given the large number of patients who are currently being treated in the expanded access program. We remain committed to working with the FDA to find a path forward for our NDA and plan to meet with the FDA to discuss potential next steps.
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
For example, in March 2025, we reported negative topline results from our Phase 2/3 clinical trial with opakalim for the acute treatment of manic episodes associated with bipolar disorder. No additional studies in bipolar indications are currently planned.
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
Our products, if they receive regulatory approval, will subject to pressures from pharmaceutical market access and pricing controls in the U.S., the EU and other regions around the world that may result in lower prices and lower reimbursement rates. Our future revenues and profit margins could be negatively affected as a result of laws and regulations relating to the pricing and reimbursement of pharmaceutical products. For example, the Inflation Reduction Act of 2022 (the “IRA”) directs (i) the federal government to negotiate prices for select high-cost Medicare Part D (beginning in 2026) and Part B (beginning in 2028) drugs that are more than nine years (for small-molecule drugs) or 13 years (for biologics) from their initial FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation and (iii) the formation of the Part D Manufacturer Program which replaced the Part D CGDP and established a two thousand dollar cap for out-of-pocket costs for Medicare beneficiaries as of January 2025, with manufacturers being responsible for 10% of costs up to the two thousand dollar cap and 20% after that cap is reached. If any of our products receive FDA approval, it is possible that they could be selected by the U.S. Department of Health and Human Services (“HHS”) for price negotiation. In the case of medicines that treat rare diseases, the IRA, as amended by the One Big Beautiful Bill Act (“OBBBA”), excludes from the price negotiation any drug or biologic that is designated for one or more rare diseases or conditions under section 360bb of title 21 of the Federal Food, Drug, and Cosmetic Act and for which the only approved indication (or indications) is for one or more such rare diseases or conditions (“Orphan Drug Exclusion status”). We will continue to evaluate the impact of the IRA, OBBBA, and HSS actions on our products, including with respect to Orphan Drug Exclusion status, in the U.S. as well as similar government price erosion mechanisms in Europe, Japan and in other countries that may result in reductions in pharmaceutical product pricing.
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
In addition, FDA-regulated industries, such as ours, face substantial uncertainty in regard to the regulatory environment we will face as we proceed with research and development efforts under the current presidential Administration in the U.S. For example, recent personnel reduction measures have significantly impacted and could continue to impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. Moreover, during 2025 there was significant disruption and uncertainty in NIH funding and related research support as a result of federal budget proposals and policy changes. The Administration’s fiscal year 2026 budget request proposed substantial reductions in NIH’s overall funding levels and caps on indirect cost reimbursements that, if implemented, would have markedly reduced the number of new research grants and support for ongoing studies. Although Congress did not adopt the most severe cuts as proposed, funding uncertainties, pauses in grant awards, and legal challenges to proposed policies contributed to delays and disruptions in NIH grantmaking and research support.

These developments could in turn decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials. State governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance, there could be a material adverse effect on us and our business.
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
We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business, including, for example, an agreement with ALS Biopharma and Fox Chase Chemical Diversity Center, Inc., pursuant to which we were assigned intellectual property rights relating to troriluzole, a license agreement with Yale University, pursuant to which we were granted certain patent rights to develop and commercialize riluzole-based products, another license agreement with Yale University pursuant to which we acquired exclusive, worldwide rights to Yale's intellectual property directed to its MoDE platform, a license agreement with Highlightll, pursuant to which we were granted exclusive rights to develop and commercialize Highlightll’s brain penetrant dual TYK2/JAK1 inhibitor program, a license agreement with Bristol-Myers Squibb, pursuant to which we were granted exclusive rights to develop and commercialize taldefgrobep alfa, and a license agreement with KU Leuven, pursuant to which we were granted an exclusive license to develop and commercialize the TRPM3 antagonist platform, a license agreement with GeneQuantum pursuant to which we acquired exclusive worldwide rights, excluding China, to develop and commercialize BHV-1510, a license agreement with GeneQuantum and Aimed pursuant to which we acquired exclusive worldwide rights to develop and commercialize BHV-1530 . We may enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations, such as non-compete periods for certain collaboration targets and rights of first negotiation for development of certain programs. Typically, in our licenses, we have control over the filing, prosecution, maintenance and enforcement of the licensed intellectual property. However, in some cases, we do not control prosecution of the licensed intellectual property, or do not have the first right to enforce such intellectual property. In those cases, we may not be able to adequately influence patent prosecution or enforcement, or prevent inadvertent lapses of coverage due to failure to pay maintenance fees.
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
Generic manufacturers seeking to launch a generic substitute of small molecule drug in the U.S. typically engage in patent challenges. We expect that as early as four (4) years after the approval of our products, one or more generic manufactures may allege that one or more of the patents listed in the Orange Book under our NDA is either invalid or not infringed (a Paragraph IV certification). Similarly, with respect to biologics, we may face patent challenges from applicants seeking approval for biosimilar products under the Biologic Price Competition and Innovation Act ("BPCIA") as early as four (4) years after our BLA is approved, although the FDA cannot approve the biosimilar application until twelve (12) years after our BLA approval. We then must decide whether to file a patent infringement suit against such generic manufacturer(s). Some claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could.
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
In addition to claims of infringement made by third parties against us, we have in the past and may again in the future file claims of infringement and/or trade secret misappropriation against third parties who infringe, or misappropriate, our patents and/or trade secrets or those of our licensors. This can occur as a counter claim in an infringement suit against us or as a direct claim against the third party. Our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable or claims challenging the scope of the intellectual property rights we own or control. The outcome following legal assertions of invalidity and enforceability is unpredictable.
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
•We rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into confidentiality agreements with parties who have access to them, such as our employees, third party collaborators, contract manufacturers, consultants, advisors and other third parties. An unauthorized disclosure or use of our trade secrets can have an adverse impact on our business. In March 2023, we and Yale University filed suit against Avilar Therapeutics, Inc. and RA Capital Management GP, LLC in Delaware US District Court alleging misappropriation of trade secrets and breach of contract. The litigation is ongoing.
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
Our share price has been and may continue to be volatile, and in the past companies that have experienced volatility in the market price of their shares have been subject to securities class action litigation. This risk is especially relevant for us because biotechnology companies have experienced significant share price volatility in recent years. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Defending against litigation is costly and time-consuming, and could divert our management’s attention and resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a negative effect on the market price of our common shares. Any of the foregoing could seriously harm our business. In July 2025, a class action law suit was filed in the US District court of Connecticut against the Company and certain executive officers asserting claims under US securities laws. We believe that the allegations are without merit and plan to defend ourself vigorously. The litigation is ongoing.

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
Our Chief Technology Officer ("CTO") is tasked with updating the Board and Audit Committee on cybersecurity risks. Our CTO provides comprehensive briefings to our Audit Committee on a quarterly basis regarding our strategy for managing and mitigating cybersecurity and technology-related risks. Our CTO also provides such comprehensive briefings to the Board on an annual basis. Our CTO has been in the position for over five years and has over three decades of industry experience focusing on large scale business transformations leveraging technology, cybersecurity, and technical operations excellence. Our CTO has held various senior technology leadership roles at other companies prior to joining the Company.
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
Item 2.    Properties
Our U.S. headquarters is located in New Haven, Connecticut. Details of our leased and owned facilities, which include our U.S. headquarters and consist of office, lab, research, chemistry, and discovery facilities, are as follows:

Location	Type	Approximate Square Feet	Lease Expiration
New Haven, Connecticut	Office Space	68,000	N/A
Pittsburgh, Pennsylvania	Office, Lab, & Research Space	56,000	October, 2028 and May, 2035
Cambridge, Massachusetts	Office & Lab Space	27,000	October, 2032
Yardley, Pennsylvania	Office Space	18,000	September, 2027
Dublin, Ireland	Office Space	6,000	April, 2027
West Palm Beach, Florida	Office Space	5,000	December, 2034
New Haven, Connecticut	Chemistry & Discovery Facilities	3,000	February, 2028
New Haven, Connecticut	Vivarium & Office Space	2,000	November, 2028
We believe that our current facilities are suitable and adequate to meet our current needs and we believe that suitable additional or substitute space will be available as needed to accommodate any future expansions.
Item 3.    Legal Proceedings
From time to time, we may be subject to litigation and claims arising in the ordinary course of business. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. Please see the matter noted below and within Note 12, "Commitments and Contingencies," to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Excluding the matter noted therein, we are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.
Shareholder Complaint
On July 14, 2025, a lawsuit was filed in the United States District Court for the District of Connecticut against Biohaven Ltd. and certain of our officers alleging federal securities law violations on behalf of a putative class of purchasers of our stock between March 24, 2023 and May 14, 2025. cc The complaint alleges that Biohaven and the officer defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 based on alleged misstatements or omissions in certain Biohaven press releases and SEC filings concerning, among other things, (i) the outlook for and clinical data supporting troriluzole as a treatment for SCA spinocerebellar ataxia and (ii) opakalim’s efficacy and clinical prospects as a treatment for bipolar disorder. Plaintiffs also claim the individual defendants are liable for the alleged securities violations through derivative “control person” claims under Section 20(a) of the Exchange Act. The defendants have not yet answered or otherwise responded to the complaint.
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
Dec 2025
Biohaven Ltd.
S&P 500
S&P Biotechnology

_______________________________________________________________________________
* $100 invested on October 4, 2022 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Shareholders
As of February 26, 2026, there were 51 shareholders of record of our common shares. The actual number of holders of our common shares is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
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
Item 6.    Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, or this Annual Report. Discussions of 2023 items and year-to-year comparisons between the years ended December 31, 2024 and 2023 that are not included in this Form 10-K can be found within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. "Risk Factors" and under "Cautionary Note Regarding Forward-Looking Statements" in this Annual Report.
Overview
We are a biopharmaceutical company focused on the discovery, development, and commercialization of life-changing treatments in key therapeutic areas, including immunology, neuroscience, and oncology. We are advancing our innovative portfolio of therapeutics, leveraging our proven drug development experience and multiple proprietary drug development platforms. In the fourth quarter of 2025, we initiated a strategic reprioritization of our clinical development programs are now focused on three key areas to prioritize resources. Our key clinical programs include Kv7 ion channel modulation for epilepsy; Molecular Degrader of Extracellular Proteins (“MoDE”) and Targeted Removal of Aberrant Protein ("TRAP") extracellular protein degradation for immunological diseases; and myostatin-activin pathway targeting agent for neuromuscular and metabolic diseases, including obesity (collectively, the "key programs").
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
Recent Developments
The following is a summary of key developments affecting our business in 2025 (excluding updates to our programs, which are discussed in "Item 1. Business" included in this Annual Report on Form 10-K):
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
The Note Purchase Agreement contains affirmative and negative covenants, including covenants that limit or restrict the Obligors’ and their subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock and enter into restrictive agreements, in each case subject to certain exceptions set forth in the Note Purchase Agreement. Refer to "Part I, Item 1A. Risk Factors" of this Form 10-K for further discussion on the covenants set forth in the Note Purchase Agreement.
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

Other Income
Other Income, Net
Other income, net during the year ended December 31, 2025 primarily consists of changes in the fair value of our forward contract and derivative liabilities, net investment income, and the changes in fair value of our note payable liability under the Note Purchase Agreement.
Prior to settlement, the fair value of the forward contracts and derivative liabilities recognized in connection with the Knopp Amendment (as defined below) was determined using a Monte Carlo simulation of the Company's stock price over the respective duration and terms of each instrument being valued. Refer to Note 4, "Fair Value of Financial Assets and Liabilities" to the accompanying consolidated financial statements included in this Form 10-K for detail on valuation inputs and methodology. The fair value of these liabilities were recorded on the consolidated balance sheets with changes in fair value recorded in other income, net in the consolidated statements of operations.
Net investment income is comprised of interest income and net accretion and amortization on investments in addition to realized gains and losses. Refer to Note 3, "Marketable Securities," for further discussion of our investments.
As permitted under ASC 825, "Financial Instruments," we elected the fair value option for our note payable liability under the Note Purchase Agreement. Accordingly, the note payable was initially measured at issuance based on an estimated fair value and is subsequently remeasured on a recurring basis at each reporting period date. Changes in fair value, other than those attributed to changes in instrument-specific credit risk, are recorded within other (expense) income, net on our consolidated statements of operations and comprehensive loss. Refer to Note 4, "Fair Value of Financial Assets and Liabilities," to the accompanying consolidated financial statements included in this Form 10-K for detail on valuation inputs and methodology and Note 6, "Notes Payable," to the accompanying consolidated financial statements included in this Form 10-K for further discussion of the terms of the Note Purchase Agreement.
Other income, net during the year ended December 31, 2024 primarily consisted of changes in the fair value of our forward contract and derivative liabilities and net investment income.
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
We have historically outsourced all of the research and clinical development for our programs under a master services agreement with our subsidiaries, Biohaven Pharmaceuticals, Inc. ("BPI") and Biohaven Biosciences Ireland Limited ("BBIL"). Under these arrangements, both companies were profitable during the years ended December 31, 2025, 2024, and 2023.BPI and BBIL are subject to taxation in the United States and Ireland, respectively. As such, in each reporting period, the tax provision includes the effects of the results of profitable operations of BPI and BBIL.
At December 31, 2025 and 2024, we continued to maintain a full valuation allowance against our net deferred tax assets, comprised primarily of research and development tax credit carryforwards, and net operating loss carryforwards, based on management’s assessment that it is more likely than not that the deferred tax assets will not be realized.
Our income tax provision (benefit) primarily relates to the profitable operations of our subsidiaries in the United States and Ireland.

Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
In thousands	2025	2024	Change
Operating expenses:
Research and development	$635,065	$795,871	$(160,806)
General and administrative	110,313	89,240	21,073
Total operating expenses	745,378	885,111	(139,733)
Loss from operations	(745,378)	(885,111)	139,733
Other income, net:
Other income, net	7,998	39,424	(31,426)
Total other income, net	7,998	39,424	(31,426)
Loss before provision (benefit) for income taxes	(737,380)	(845,687)	108,307
Provision (benefit) for income taxes	1,442	735	707
Net loss	$(738,822)	$(846,422)	$107,600
Research and Development Expenses

	Year Ended December 31,
In thousands	2025	2024	Change

Direct research and development expenses by program:
BHV-4157 (Troriluzole)	$49,241	$63,983	$(14,742)
BHV-2000 (Taldefgrobep Alfa)	23,481	59,710	(36,229)
BHV-7000 & BHV-7010 (Kv7)	115,269	136,422	(21,153)
BHV-2100 (TRPM3)	27,716	29,044	(1,328)
BHV-8000 (TYK2/JAK1)	34,864	12,697	22,167
BHV-1300 (IgG Degrader)	36,277	30,078	6,199
BHV-1310 (IgG Degrader)	5,486	13,341	(7,855)
BHV-1400 (IgA Degrader)	27,860	19,572	8,288
BHV-1600 (β1-AR AAB Degrader)	6,935	14,650	(7,715)
BHV-1510 (Trop2)	37,582	28,540	9,042
BHV-1530 (FGFR3)	22,670	14,554	8,116
Knopp amendment expense	—	171,850	(171,850)
Other programs	1,850	2,821	(971)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	150,007	116,238	33,769
Preclinical research programs	70,203	57,181	13,022
Other	25,624	25,190	434
Total research and development expenses	$635,065	$795,871	$(160,806)

R&D expenses, including non-cash share-based compensation costs, were $635.1 million for the year ended December 31, 2025, compared to $795.9 million for the year ended December 31, 2024. The decrease of $160.8 million was primarily due to a one-time non-cash expense during the year ended December 31, 2024 of $171.9 million paid to Knopp for a milestone and royalty buyback related to the BHV-7000 and broader Kv7 platform (the buyback reduced our potential future milestone payments by $867.5 million and replaced the scaled high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for the Kv7 programs). The decrease was also due to decreased program expense for BHV-2000, BHV-4157 (troriluzole), and BHV-7000 & BHV-7010 (Kv7). These decreases were partially offset by increased direct program spend for advancing clinical trials and preclinical research programs in 2025, including one-time developmental milestone payments of $15.0 million, $12.0 million, and $10.0 million for our BHV-8000, BHV-1510 and BHV-1530 programs, respectively, as well as increased non-cash share-based compensation expense. The increase in program expense for BHV-1510 during the year ended December 31, 2025 was partially offset by a $10.9 million non-cash upfront payment for the acquisition of Pyramid Biosciences, Inc. during the first quarter of 2024 and a $5.7 million non-cash developmental milestone for BHV-1510 which became due during the first quarter of 2024. The increase in preclinical research programs during the year ended December 31, 2025 was primarily due to an upfront share payment valued at $4.9 million and $4.4 million of expense recorded for an upfront cash payment related to agreements entered into during the first quarter of 2025.
Non-cash share-based compensation expense was $72.8 million for the year ended December 31, 2025, an increase of $30.2 million as compared to the same period in 2024. Non-cash share-based compensation expense was higher in 2025 primarily due to our annual equity incentive awards granted in the first quarter of 2025.
General and Administrative Expenses
General and administrative expenses were $110.3 million for the year ended December 31, 2025, compared to $89.2 million for the year ended December 31, 2024. The increase of $21.1 million was primarily due to increased non-cash share-based compensation expense and increased expenses related to fees incurred in connection with the Note Purchase Agreement and other legal costs. Non-cash share-based compensation expense was $39.6 million for the year ended December 31, 2025, an increase of $10.2 million as compared to the same period in 2024. Non-cash share-based compensation expense was higher in 2025 primarily due to our annual equity incentive awards granted in the first quarter of 2025.
Other Income, Net
Other income, net was other income of $8.0 million for the year ended December 31, 2025, compared to other income of $39.4 million for the year ended December 31, 2024. The decrease of $31.4 million was primarily due to an increase of $27.2 million in losses recorded for the non-cash changes in the fair value of our forward contracts and derivative liabilities recorded in connection with the Knopp Amendment, a $6.7 million decrease in investment income, and other expense of $5.9 million recognized to write-off an impaired asset related to the NPA during the year ended December 31, 2025. This was partially offset by an increase in non-cash gains of $8.7 million related to changes in fair value of our notes payable liability under the NPA. See Note 2, "Summary of Significant Accounting Policies," and Note 6, "Notes Payable," to the accompanying consolidated financial statements included in this Form 10-K for discussion of the NPA and Note 4, "Fair Value of Financial Assets and Liabilities," and Note 11, "License, Acquisitions and Other Agreements," for discussion of the forward contract and derivative liabilities recorded in connection with the Knopp Amendment.
Provision for Income Taxes
We recorded income tax provisions of $1.4 million and $0.7 million for the year ended December 31, 2025 and 2024, respectively.
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

As of December 31, 2025, we had cash and cash equivalents of $230.0 million and marketable securities of $89.2 million. Cash in excess of immediate requirements is invested in marketable securities and money market funds with a view to liquidity and capital preservation. We continuously assess our working capital needs, capital expenditure requirements, and future investments or acquisitions.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
In thousands	2025	2024
Net cash used in operating activities	$(609,438)	$(582,453)
Net cash provided by (used in) investing activities	300,561	(244,974)
Net cash provided by financing activities	439,117	677,774
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3)	75
Net increase (decrease) in cash, cash equivalents and restricted cash	$130,237	$(149,578)
Operating Activities
Net cash used in operating activities was $609.4 million in 2025 and $582.5 million in 2024. The $27.0 million increase in net cash used in operating activities in 2025 was driven primarily by:
•an increase in cash payments for research and development to advance clinical trials and preclinical research programs primarily due to one-time development milestone payments of $15.0 million, $12.0 million, and $10.0 million for BHV-8000, BHV-1510, and BHV-1530, respectively, and a one-time upfront payment of $3.8 million related to an agreement entered into in 2025;
•an increase in cash payments for general and administrative professional services; and
•a decrease in cash payments for employee compensation due to our 2025 employee bonus being paid in the first quarter of 2026, mostly offset by a decrease in tax refunds.
Investing Activities
Net cash provided by investing activities was $300.6 million in 2025, compared to net cash used in investing activities of $245.0 million in 2024. The $545.5 million increase in net cash provided by investing activities in 2025 was driven primarily by an increase in maturities of marketable securities and a decrease in purchases of marketable securities in 2025 (see Note 3, "Marketable Securities," to the Consolidated Financial Statements), as compared to the prior year.
Financing Activities
Net cash provided by financing activities was $439.1 million in 2025 and $677.8 million in 2024. The $238.7 million decrease in net cash provided by financing activities in 2025 was driven primarily by a decrease in proceeds from the issuance of common shares in 2025 as compared to the same period in the prior year, related to proceeds from our April 2024 and October 2024 public equity offerings and at-the-market sales of common shares in connection with our Equity Distribution Agreement in 2024. This was partially offset by proceeds from the issuance of notes payable in 2025 related to our Note Purchase Agreement, and proceeds from our November 2025 public equity offering.
2025 Public Offering
On November 13, 2025, we closed an underwritten public offering of 26,833,334 of our common shares, which included the exercise in full of the underwriters' option to purchase additional shares, at the price of $7.50 per share. The net proceeds raised in the offering, after deducting underwriting discounts and expenses of the offering payable by us, were approximately $188.7 million. We intend to use the net proceeds received from the offering for general corporate purposes.
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
In the event that by the reporting deadline of March 2, 2026, our audited financial statements for the year ended December 31, 2025 or any year thereafter for the term of the agreement, are subject to any qualification, emphasis of matter or statement as to “going concern” or scope of audit, subject to certain exceptions, we would be in breach of our financial statement delivery covenant under the Note Purchase Agreement. In such event, if such requirement was not amended or waived by the Purchasers, the Purchasers could have the right to exercise their remedies under the Note Purchase Agreement, which could include, but not be limited to, declaring an event of default and accelerating payment of outstanding amounts thereunder (which amounted to $250.0 million as of December 31, 2025), plus a required premium.
Refer to Note 6, "Notes Payable", to the accompanying consolidated financial statements included in this Form 10-K for further discussion of the Note Purchase Agreement.
2024 Public Offerings
On April 22, 2024, we closed an underwritten public offering of 6,451,220 of our common shares, which included the exercise in full of the underwriters' option to purchase additional shares, at the price of $41.00 per share. The net proceeds raised in the offering, after deducting underwriting discounts and expenses of the offering payable by us, were approximately $247.8 million. We used the net proceeds received from the offering for general corporate purposes.
On October 2, 2024, we closed an underwritten public offering of 6,052,631 of our common shares, which included the exercise in full of the underwriters' option to purchase additional shares, at a price of $47.50 per share. The net proceeds raised in the offering, after deducting underwriting discounts and expenses of the offering payable by us, were approximately $269.9 million. We used the net proceeds received from the offering for general corporate purposes.
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
As of December 31, 2025, we have issued and sold 4,248,588 common shares under the Equity Distribution Agreement, as amended, for total net proceeds of approximately $146.3 million. As of December 31, 2025, additional common shares having an aggregate offering price of up to $300.0 million remain available to be issued.
Subsequent to December 31, 2025, we issued and sold an additional 17,164,940 common shares for net proceeds of $178.9 million. As of March 2, 2026, the date of this report, we have issued and sold 21,413,528 common shares under the Equity Distribution Agreement, as amended, for total net proceeds of approximately $325.1 million. As of March 2, 2026, additional common shares having an aggregate offering price of up to $118.7 million remain available to be issued.
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
On June 25, 2025, we issued an additional 3,588,688 shares valued at $51.4 million to Knopp to settle the forward contract liability related to the 2025 Additional Consideration and recognized a non-cash gain of $23.6 million on settlement. In December 2025, the 2025 Additional Consideration True-up was considered settled, and an additional cash payment of $42.7 million was owed to Knopp and was subsequently paid in January 2026.
Knopp Warrant
As further consideration for the revisions to the success-based payment and royalty payment obligations in the Knopp Amendment, we issued to Knopp a warrant to purchase 294,195 of our common shares with a purchase price of $67.98, subject to certain specified development milestones and the Company achieving a specified market capitalization. In December 2025, Knopp elected to surrender the warrants to the Company for cancellation.
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
Future Cash Requirements
Contractual Obligations
The following table summarizes estimated material contractual obligations as of December 31, 2025:

	Payments Due by Period
In thousands	Total	2026	2027-2028	2029-2030	Thereafter

Operating lease liabilities(1)	$63,075	$9,138	$16,740	$14,103	$23,094
Purchase obligations:
Research commitments(2)	20,784	20,784	—	—	—
Total	$83,859	$29,922	$16,740	$14,103	$23,094
(1)    Refer to Note 12, "Commitments and Contingencies," to the Consolidated Financial Statements included in this 10-K for additional information on future minimum rental commitments under non-cancelable operating leases.
(2) Research commitments are primarily CRO agreements that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. For obligations with cancellation provisions, the amounts included in the preceding table are limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. In addition to the amounts above, as of December 31, 2025, the Company had remaining maximum research commitments of approximately $1,610, which are variable based on number of trial participants and contingent upon the achievement of certain milestones of the clinical trials covered under the agreements. Since the achievement of these milestones is uncertain and the timing unpredictable, the Company did not include the additional research commitments in the table above. If all related milestones are achieved, the Company expects these amounts to be paid over approximately one year.
In addition to the contractual obligations in the table above, under various agreements with third-party licensors, collaborators, and creditors, we have agreed to make milestone, royalty, and other payments. We have not included any contingent payment obligations, such as milestones, royalties, or other payments, or potential payments under the NPA in the table above as the amount, timing and likelihood of such payments are not known. For additional details on potential payments under the NPA and contingent milestone and royalty payments, see Note 6, "Notes Payable", Note 11, "License, Acquisitions and Other Agreements", and Note 12, "Commitments and Contingencies", to the Consolidated Financial Statements.
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

Accrued Research and Development Expenses
As part of the process of preparing the consolidated financial statements, we are required to estimate accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when it has not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We confirm the accuracy of these estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:
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
Valuation of Note Purchase Agreement
In April 2025, we entered into a Note Purchase Agreement (the "NPA") whereby the Purchasers may purchase up to $600.0 million of our senior secured notes, $250.0 million of which were issued and sold in the second quarter of 2025, $150.0 million may be issued and sold at our option contingent upon FDA approval of troriluzole, and subject to the satisfaction of certain additional conditions, $200.0 million may be issued and sold upon the mutual agreement of the parties for permitted strategic acquisitions and related costs and expenses. See Note 6, "Notes Payable," and Note 4, "Fair Value of Financial Assets and Liabilities," to the notes to our financial statements appearing elsewhere in this Annual Report.
We assessed the terms and features of the NPA and determined that we are eligible to elect the fair value option under ASC 825, "Financial Instruments." The NPA contains various embedded features and the election of the fair value option allows us to bypass analysis of potential embedded derivatives and further analysis of bifurcation of any recognized financial liabilities. Under the fair value option, the financial liability, which is recorded as Notes payable on the consolidated balance sheet, is initially measured at its fair value on the issuance date and subsequently remeasured at estimated fair value on a recurring basis at each reporting date. Subsequent changes in fair value, excluding the impact of the change in fair value attributable to instrument-specific credit risk, are separately presented as a component of other income (expense), net in the consolidated statements of operations. The portion of the fair value adjustment attributed to a change in the instrument-specific credit risk is recognized and separately presented as a component of other comprehensive income (loss). The portion of total changes in fair value attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income (loss) in the accompanying consolidated statements of comprehensive loss.
As we elected to account for the NPA under the fair value option, debt issuance costs, which were not material, were immediately expensed within general and administrative expense in the consolidated statements of operations. Additionally, we have elected not to present interest expense separately from changes in fair value and therefore will not separately present interest expense associated with the Note Purchase Agreement.
The fair value of the NPA represents the present value of estimated future payments under the agreement. The fair value of the NPA is calculated using a scenario-based discounted cash flow model. The fair value measurement is based on significant Level 3 unobservable inputs such as management's assumptions on the probability and timing of regulatory approvals for troriluzole and other product candidates, probability and timing of an early redemption of all obligations under the agreement, and discount rate using a risk-free rate plus Biohaven-specific senior secured credit risk.
If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. For additional information on our election of the fair value option for the Note Purchase Agreement, see Note 6, "Notes Payable," and

Note 4, "Fair Value of Financial Assets and Liabilities," to the notes to our financial statements appearing elsewhere in this Annual Report.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risks
Foreign Currency Translation
Our operations include activities in countries outside the U.S. As a result, our financial results are impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we operate. Our monetary exposures on our consolidated balance sheets were immaterial to our financial position as of December 31, 2025 and 2024.
We do not engage in any hedging activities against changes in foreign currency exchange rates.
Interest Rate Risk
As of December 31, 2025, our excess cash balances were invested in short-term money market funds and short-term debt securities issued by the United States government. We seek to diversify our investments and limit the amount of investment concentrations for individual corporate institutions, maturities and investment types. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Based on the type and duration of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1.00%, the fair value of our investment portfolio would (decrease) increase by approximately $0.2 million and $0.2 million, respectively. For further discussion of our investments in marketable securities, refer to Note 3, "Marketable Securities," of the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.

Report of Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP., an independent registered public accounting firm, as stated in their report, which is included below.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Biohaven Ltd.
Opinion on Internal Control Over Financial Reporting
We have audited Biohaven Ltd.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Biohaven Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 2, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Stamford, Connecticut
March 2, 2026

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
During the year ended December 31, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2026 Annual Meeting of Shareholders (the "2026 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10‑K. Only those sections of the 2026 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information that will be contained in our 2026 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Insider Trading Policy," "Election of Directors," and "Executive Officers."
Item 11.    Executive Compensation
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2026 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2026 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2026 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."
Item 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the information that will be contained in the 2026 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

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

2.5		Second Amendment to Membership Interest Purchase Agreement, dated as of December 16, 2025, by and among the Company, BTL, BPI and Knopp.
3.1
Amended & Restated Memorandum and Articles of Association of Biohaven Ltd. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-41477) filed on October 3, 2022).

4.1	#	Warrant, dated as of May 1, 2024, by and between the Company and Knopp (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q (File No. 001-41477) filed on August 9, 2024).
4.2		Warrant Surrender Agreement, dated as of December 16, 2025, by and between the Company and Knopp.
4.3		Description of Biohaven Ltd.’s Securities Registered Under Section 12 of the Exchange Act.
10.1	#
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

10.21
Note Purchase Agreement, dated April 28, 2025, between Biohaven Therapeutics Ltd., the Company and the other obligors party thereto, the purchasers party thereto and Beetlejuice SA LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-41477) filed on April 28, 2025).

10.22	#
Third Amendment to Development and License Agreement dated March 21, 2023, dated as of July 16, 2025, by and between Hangzhou Highlightll Pharmaceutical Co. Ltd. and Biohaven Therapeutics LTD (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q (File No. 001-41477) filed on August 11, 2025).

10.23
Agreement for the Assignment of Notes, dated September 19, 2025, to the Note Purchase Agreement, dated April 28, 2025, between Biohaven Therapeutics Ltd., the Company and the other obligors party thereto, the purchasers party thereto and Beetlejuice SA LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q (File No. 001-41477) filed on November 10, 2025).

19		Insider Trading Policy (Incorporated by reference to Exhibit 19 to the Company's Form 10-K (File No. 001-41477) filed on March 3, 2025).
21.1		Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP.
24.1		Power of Attorney (contained on signature page hereto).
31.1		Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2		Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1	*	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.
97		Incentive Compensation Recovery Policy (Incorporated by reference to Exhibit 97 to the Company's Form 10-K (File No. 001-41477) filed on February 29, 2024).
101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vi) Cover Page, tagged as blocks of text.

104		The cover page from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).
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
Dated: March 2, 2026
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

Signature	Title	Date

/s/ VLAD CORIC, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2026
Vlad Coric, M.D.
/s/ MATTHEW BUTEN	Chief Financial Officer (Principal Financial Officer)	March 2, 2026
Matthew Buten
/s/ GEORGE C. CLARK	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2026
George C. Clark
/s/ GREGORY H. BAILEY, M.D.	Director	March 2, 2026
Gregory H. Bailey, M.D.
/s/ JOHN W. CHILDS	Director	March 2, 2026
John W. Childs
/s/ JULIA P. GREGORY	Director	March 2, 2026
Julia P. Gregory
/s/ MICHAEL HEFFERNAN	Director	March 2, 2026
Michael Heffernan
/s/ ROBERT J. HUGIN	Director	March 2, 2026
Robert J. Hugin
/s/ KISHEN MEHTA	Director	March 2, 2026
Kishen Mehta
/s/ IRINA ANTONIJEVIC	Director	March 2, 2026
Irina Antonijevic

Biohaven Ltd.
Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Biohaven Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Biohaven Ltd. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.
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

Valuation of Notes Payable
Description of the Matter
As discussed in Note 6 to the consolidated financial statements, in April 2025, the Company and certain of its subsidiaries entered into a Note Purchase Agreement (“NPA”) with Beetlejuice SA LLC, an affiliate of Oberland Capital Management LLC. The Company has elected to account for the NPA under the fair value option as permitted by ASC 825, “Financial Instruments”. The financial liability, which is recorded as notes payable, was initially measured at a fair value of $255.8 million on the issuance date and subsequently remeasured at fair value on a quarterly basis. As of December 31, 2025, the fair value of the notes payable recorded by the Company was $238.9 million. The fair value of the notes payable is based on a scenario-based discounted cash flow model. The fair value measurement utilizes significant Level 3 unobservable inputs such as the probability and timing of regulatory approvals of product candidates, the probability and timing of certain early redemption events, and the Company-specific senior secured credit risk rate.

Auditing the fair value of the notes payable was challenging due to the judgmental nature of the assumptions utilized in the model, especially the probability and timing of regulatory approvals of product candidates, the probability and timing of certain early redemption events, and the determination of the Company-specific senior secured credit risk rate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of relevant controls over the Company’s process to account for the notes payable, including controls over the determination and review of the above assumptions.

To test the Company’s estimate of the fair value of the notes payable, our audit procedures included, among others, the use of our valuation specialists to perform a comparative calculation of the scenario-based discounted cash flow model, evaluate the Company-specific senior secured credit risk rate, and perform sensitivity analyses on the above assumptions. We assessed the Company’s estimated probability and timing of regulatory approvals of product candidates and certain early redemption events through various procedures which included, among others, inquiries of Company executives and employees responsible for clinical operations, independent verification of the industry publication used by the Company, challenged the above assumptions through searches for contrary evidence, and assessed consistency of the above assumptions with evidence obtained in other areas of our audit. We also verified the scenarios utilized in the model align with the NPA terms and verified the above assumptions were accurately included in the model.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2022.
Stamford, Connecticut
March 2, 2026

BIOHAVEN LTD.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$229,957	$99,134
Marketable securities	89,180	386,857
Prepaid expenses	47,022	49,376
Other current assets	2,170	3,105
Total current assets	368,329	538,472
Property and equipment, net	15,964	17,320
Intangible assets	18,400	18,400
Goodwill	1,390	1,390
Other non-current assets	47,364	39,525
Total assets	$451,447	$615,107
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$11,643	$18,029
Accrued expenses and other current liabilities	104,291	51,487
Forward contract and derivative liability	—	84,710
Total current liabilities	115,934	154,226
Non-current operating lease liability	39,958	32,782
Notes payable	238,900	—
Other non-current liabilities	4,583	4,663
Total liabilities	399,375	191,671
Commitments and contingencies (Note 12)
Shareholders' Equity:
Preferred shares, no par value; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common shares, no par value; 200,000,000 shares authorized as of December 31, 2025 and 2024; 132,775,113 and 101,221,989 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1,934,276	1,656,702
Additional paid-in capital	193,984	112,369
Accumulated deficit	(2,084,536)	(1,345,714)
Accumulated other comprehensive income	8,348	79
Total shareholders' equity	52,072	423,436
Total liabilities and shareholders' equity	$451,447	$615,107

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Operating expenses:
Research and development	$635,065	$795,871	$373,281
General and administrative	110,313	89,240	62,770
Total operating expenses	745,378	885,111	436,051
Loss from operations	(745,378)	(885,111)	(436,051)
Other income:
Other income, net	7,998	39,424	26,500
Total other income, net	7,998	39,424	26,500
Loss before provision (benefit) for income taxes	(737,380)	(845,687)	(409,551)
Provision (benefit) for income taxes	1,442	735	(1,383)
Net loss	$(738,822)	$(846,422)	$(408,168)
Net loss per share — basic and diluted	$(6.86)	$(9.28)	$(5.73)
Weighted average common shares outstanding—basic and diluted	107,624,885	91,234,337	71,200,527

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(738,822)	$(846,422)	$(408,168)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3)	78	(497)
Net unrealized (loss) gain related to available-for-sale debt securities	(8)	66	148
Change in instrument-specific credit risk of liabilities measured at fair value	8,280	—	—
Other comprehensive income (loss)	8,269	144	(349)
Comprehensive loss	$(730,553)	$(846,278)	$(408,517)

The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in thousands, except share amounts)

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balances as of December 31, 2022	68,190,479	615,742	13,869	(91,124)	284	538,771
Net loss	—	—	—	(408,168)	—	(408,168)
Issuance of common shares, net of offering costs	11,761,363	242,425	—	—	—	242,425
Issuance of common shares as payment for license agreement	721,136	21,814	—	—	—	21,814
Issuance of common shares under 2022 Equity Incentive Plan and employee share purchase plan	442,745	7,547	(2,852)	—	—	4,695
Non-cash share-based compensation expense	—	—	28,787	—	—	28,787
Other comprehensive loss	—	—	—	—	(349)	(349)
Balances as of December 31, 2023	81,115,723	887,528	39,804	(499,292)	(65)	427,975
Net loss	—	—	—	(846,422)	—	(846,422)
Issuance of common shares, net of offering costs	16,752,439	664,015	—	—	—	664,015
Issuance of common shares as payment for IPR&D asset	253,838	10,811	—	—	—	10,811
Issuance of common shares as payment under license and other agreements	1,970,261	71,627	—	—	—	71,627
Obligation to issue common shares as payment under license and other agreements	—	—	8,554	—	—	8,554
Issuance of common shares under 2022 Equity Incentive Plan and 2022 Employee Share Purchase Plan	1,129,728	22,721	(11,292)	—	—	11,429
Issuance of warrant as payment under license agreement	—	—	3,340	—	—	3,340
Non-cash share-based compensation expense	—	—	71,963	—	—	71,963
Other comprehensive income	—	—	—	—	144	144
Balances as of December 31, 2024	101,221,989	1,656,702	112,369	(1,345,714)	79	423,436
Net loss	—	—	—	(738,822)	—	(738,822)
Issuance of common shares, net of offering costs	26,833,334	188,725	—	—	—	188,725
Issuance of common shares as payment under license and other agreements	3,943,507	64,824	(8,554)	—	—	56,270
Issuance of common shares under 2022 Equity Incentive Plan and 2022 Employee Share Purchase Plan	776,283	24,025	(22,192)	—	—	1,833
Non-cash share-based compensation expense	—	—	112,361	—	—	112,361
Other comprehensive income	—	—	—	—	8,269	8,269
Balances as of December 31, 2025	132,775,113	$1,934,276	$193,984	$(2,084,536)	$8,348	$52,072
The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(738,822)	$(846,422)	$(408,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation	112,361	71,963	28,787
Acquisition of IPR&D asset	—	10,811	—
Depreciation and amortization	9,922	7,855	6,912
Issuance of common shares as payment for license agreement	4,844	71,627	21,814
Change in fair value of notes payable	(8,700)	—	—
Obligation to issue common shares as payment for license agreements and other arrangements	—	8,554	—
Fair value of forward contract and derivative liabilities under license agreement	—	102,529	—
Change in fair value of forward contract and derivative liabilities	9,426	(17,819)	—
Issuance of warrant under license agreement	—	3,340	—
Other non-cash items	174	(11,702)	(5,683)
Changes in operating assets and liabilities:
Prepaid expenses, income tax receivable, and other current and non-current assets	3,531	8,043	27,176
Accounts payable	(6,386)	710	4,874
Accrued expenses and other current and non-current liabilities	4,212	8,058	(7,437)
Net cash used in operating activities	$(609,438)	$(582,453)	$(331,725)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	570,000	504,364	322,079
Proceeds from sales of marketable securities	—	—	4,920
Purchases of marketable securities	(266,875)	(745,680)	(194,121)
Purchases of property and equipment	(715)	(4,049)	(3,048)
Cash acquired from acquisition of IPR&D asset	—	391	—
Other investing activities	(1,849)	—	—
Net cash provided by (used in) investing activities	$300,561	$(244,974)	$129,830
Cash flows from financing activities:
Change in restricted cash due to Former Parent	—	—	(35,212)
Proceeds from issuance of notes payable	250,000	—	—
Proceeds from issuance of common shares	189,175	666,165	243,225
Payments of issuance costs	(1,697)	(2,150)	(800)
Proceeds from issuance of common shares under 2022 Equity Incentive Plan and 2022 Employee Share Purchase Plan	1,833	11,501	4,695
Other financing activities	(194)	2,258	—
Net cash provided by financing activities	$439,117	$677,774	$211,908
Effect of exchange rates on cash, cash equivalents and restricted cash	(3)	75	(497)
Net increase (decrease) in cash, cash equivalents and restricted cash	130,237	(149,578)	9,516
Cash, cash equivalents and restricted cash at beginning of period	102,542	252,120	242,604
Cash, cash equivalents and restricted cash at end of period	$232,779	$102,542	$252,120
Supplemental disclosure of cash flow information:
Cash paid for interest	$216	$125	$—
The accompanying notes are an integral part of these consolidated financial statements.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation
Biohaven Ltd. (“we,” “us," "our," "Biohaven" or the “Company”) was incorporated in Tortola, British Virgin Islands in May 2022. Biohaven is a biopharmaceutical company focused on the discovery, development, and commercialization of life-changing treatments in key therapeutic areas, including immunology, neuroscience, and oncology. The Company is advancing its innovative portfolio of therapeutics, leveraging its proven drug development experience and multiple, proprietary drug development platforms. Biohaven's key clinical and preclinical programs include Kv7 ion channel modulation for epilepsy; Molecular Degrader of Extracellular Proteins (“MoDE”) and Targeted Removal of Aberrant Protein ("TRAP") extracellular protein degradation for immunological diseases; and myostatin-activin pathway targeting agent for neuromuscular and metabolic diseases, including obesity.
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
Basis of Presentation
The financial statements for all periods presented have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of Biohaven Ltd. and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Going Concern
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.
Through March 2, 2026, the Company has funded its operations primarily with funding from the Former Parent, including a cash contribution received at the Separation, proceeds from the sale of its common shares, and proceeds from the sale of senior secured notes under its Note Purchase Agreement (as defined in Note 2, "Summary of Significant Accounting Policies" and described in Note 6, "Notes Payable"). The Company has incurred recurring losses since its inception and expects to continue to generate operating losses for the foreseeable future.
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
The following represents a reconciliation of cash and cash equivalents in the consolidated balance sheets to total cash, cash equivalents and restricted cash for the years ended December 31, 2025, 2024 and 2023, respectively, in the consolidated statements of cash flows:

	December 31,
	2025	2024	2023
Cash and cash equivalents	$229,957	$99,134	$248,402
Restricted cash (included in other current assets)	527	275	1,318
Restricted cash (included in other non-current assets)	2,295	3,133	2,400
Total cash, cash equivalents and restricted cash at the end of the period in the consolidated statement of cash flows	$232,779	$102,542	$252,120
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
The Company accounted for certain consideration agreed to in connection with the amendment, dated as of May 1, 2024 (the "Knopp Amendment"), to the Membership Interest Purchase Agreement, dated as of February 24, 2022 (the "Purchase Agreement") entered into with Knopp Biosciences, LLC ("Knopp") as derivative liabilities under ASC 815 (see Notes 4, "Fair Value of Financial Assets and Liabilities" and 11, "License, Acquisitions and Other Agreements").
Warrants
The Company evaluates warrants issued as either equity instruments, liabilities or derivative liabilities in accordance with ASC 480 and/or ASC 815, depending on the specific terms of the warrant agreement.
The Company assessed the warrants issued to Knopp in May 2024 (the "Knopp Warrants") and concluded that they met the criteria for equity classification under ASC 480 and ASC 815. Accordingly, the Knopp Warrants were recorded within additional paid-in capital on the consolidated balance sheet at the time of issuance and are not subject to remeasurement. See Note 7, "Shareholders' Equity," for further detail on the Knopp Warrants.
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

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
2. Summary of Significant Accounting Policies (Continued)
Property and Equipment, Net
Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the respective assets. As of December 31, 2025 and December 31, 2024, the Company's property and equipment consisted of building and land, office and lab equipment, computer hardware and software, furniture and fixtures, and leasehold improvements.
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
The Company did not record any impairment charges relating to its acquired IPR&D for the years ended December 31, 2025, 2024 or 2023.
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
Impairment of Definite-lived Assets
The Company reviews its definite-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
2. Summary of Significant Accounting Policies (Continued)
assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets.
The Company did not record any impairment charges relating to its definite-lived assets for the years ended December 31, 2025, 2024 or 2023.
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
The Company has accounted for certain consideration agreed to in connection with the Knopp Amendment as forward contract liabilities, which are recorded on the consolidated balance sheets at fair value. Any changes in fair value, as determined each measurement period, are recorded as a component of other income, net on the consolidated statements of operations. The fair value of the forward contract liabilities is determined based on significant inputs not observable in the market, and therefore represents a Level 3 measurement within the fair value hierarchy. The valuations are based on a Monte Carlo simulation of the Company's share price, which requires judgment and assumption on the volatility of Biohaven's share price, discounted to present value using a risk-free rate plus Biohaven specific credit risk since payable in a variable number of shares. (see Notes 4, "Fair Value of Financial Assets and Liabilities" and 11, "License, Acquisitions and Other Agreements").
The Company has also elected to account for its NPA (as defined below) using the fair value option. See discussion below, "Valuation of Note Purchase Agreement," as well as Note 6, "Notes Payable," and Note 4, "Fair Value of Financial Assets and Liabilities" for further detail on the NPA.
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
For its real estate leases, which are accounted for as operating leases, the Company has elected the practical expedient to include both the lease and non-lease components as a single component. In addition, payments made by the Company for improvements to the underlying asset, if the payment relates to an asset of the lessor, are recorded as prepaid rent within other non-current assets in the consolidated balance sheets prior to lease commencement and on commencement, reclassified to the right-of-use asset. As of December 31, 2025, the Company had restricted cash of $2,295 included in other non-current assets in the consolidated financial statements, which represents collateral held by banks for letters of credit issued in connection with the leased office space in Yardley, Pennsylvania and leased office and lab spaces in Cambridge, Massachusetts and Pittsburgh, Pennsylvania. Restricted cash is generally invested in time deposits and short-term money market funds. See Note 12, "Commitments and Contingencies," for additional information on real estate leases.
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
Under the fair value option, the financial liability, which is recorded as Notes Payable on the consolidated balance sheet, is initially measured at its fair value on the issuance date and subsequently remeasured at estimated fair value on a recurring basis at each reporting date. Subsequent changes in fair value, excluding the impact of the change in fair value attributable to instrument-specific credit risk, are separately presented as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. The portion of the fair value adjustment attributed to a change in the instrument-specific credit risk is recognized and separately presented as a component of other comprehensive income (loss). The portion of total changes in fair value attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income (loss) in the accompanying consolidated statements of operations and comprehensive loss.
As the Company elected to account for the NPA under the fair value option, debt issuance costs, which were not material, were immediately expensed within general and administrative expense in the consolidated statements of operations and comprehensive loss. Additionally, the Company has elected not to present interest expense separately from changes in fair value and therefore will not separately present interest expense associated with the NPA.
The fair value of the NPA represents the present value of estimated future payments under the NPA. The fair value of the NPA is calculated using a scenario-based discounted cash flow model. The fair value measurement is based on significant Level 3 unobservable inputs such as management's assumptions on the probability and timing of regulatory approvals for troriluzole and other product candidates, probability and timing of an early redemption of all obligations under the NPA, and discount rate using a risk-free rate plus Biohaven-specific senior secured credit risk.

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
The Company's aggregate foreign currency transaction gains and losses and effects of foreign currency remeasurements were immaterial for the years ended December 31, 2025, 2024 and 2023.
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
The fair value of each share option grant is estimated on the date of grant using the Black-Scholes option-pricing model. In prior fiscal years, the Company lacked a sufficient history of company-specific historical and implied volatility information for its shares. Therefore, it estimated its expected share price volatility based on the historical volatility of publicly traded peer companies. Beginning on January 1, 2025, the Company determined that it had sufficient trading activity to use company-specific trading data within the assumption of expected share price volatility, and expected volatility was estimated using a blend of the Company's historical price volatility and the historical price volatility of publicly traded peer companies. The Company expects to continue to apply this approach until such time that it has sufficient historical data regarding the volatility of its own traded share price that is consistent with the expected term of the option grants. The expected term of all of the Company's share options has been determined utilizing the "simplified" method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
2. Summary of Significant Accounting Policies (Continued)
based on the fact that the Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.
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
Segment Information
The Company manages its operations as a single segment, focused on the discovery, development, and commercialization of life-changing treatments in key therapeutic areas, including immunology, neuroscience, and oncology for the purposes of assessing performance and making operating decisions. Consistent with our operational structure, the Company’s Chief Operating Decision Maker ("CODM") manages and allocates resources at a consolidated level. See Note 15, "Segment Information" for further detail.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company has adopted ASU 2023-09 for the fiscal year ending December 31, 2025 and applied a retroactive approach for the prior year disclosures. The primary impact of the Company's adoption of ASU 2023-09 was expansion the Company's effective

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
2. Summary of Significant Accounting Policies (Continued)
income tax rate reconciliation table as well as the addition of a tabular disclosure to provide income taxes paid, net of refunds received, by jurisdiction. See Note 13, " Income Taxes."
Recently Issued Accounting Pronouncements
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
3. Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of debt securities available-for-sale by type of security at December 31, 2025 and December 31, 2024 is as follows:

	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Debt securities
U.S. treasury bills	$114,109	$—	$114,109	$61	$—	$114,170
Total	$114,109	$—	$114,109	$61	$—	$114,170

December 31, 2024
Debt securities
U.S. treasury bills	312,262	—	312,262	82	(47)	312,297
U.S. treasury bonds	74,526	—	74,526	34	—	74,560
Total	$386,788	$—	$386,788	$116	$(47)	$386,857
The fair values of debt securities available-for-sale by classification in the consolidated balance sheets were as follows:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$24,990	$—
Marketable securities	89,180	386,857
Total	$114,170	$386,857
The net amortized cost and fair value of debt securities available-for-sale at December 31, 2025 and December 31, 2024 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

	December 31, 2025		December 30, 2024
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$114,109	$114,170	$386,788	$386,857

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
3. Marketable Securities (Continued)
The Company did not have any investments that were in an unrealized loss position as of December 31, 2025 Summarized below are the debt securities available-for-sale the Company held at December 31, 2024 that were in an unrealized loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months
	Number of Securities	Fair Value	Unrealized Losses
December 31, 2024
Debt securities
U.S. treasury bills	4	58,988	(47)
The Company did not have any investments in a continuous unrealized loss position for more than twelve months as of December 31, 2025 or December 31, 2024.
The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the credit quality of the investment security based on research performed by external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. As of December 31, 2025, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.
Net Investment Income
Gross investment income includes interest income from debt securities available-for-sale, money-market funds, cash, and restricted cash. Net investment income included in other income, net in the consolidated statements of operations for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 were as follows:

	2025	2024	2023
Debt securities (including realized losses)	$9,638	$14,477	$10,490
Other investments	5,082	7,034	7,432
Gross investment income (including realized losses)	14,720	21,511	17,922
Investment expenses	(135)	(177)	(236)
Net investment income	$14,585	$21,334	$17,686
We utilize the specific identification method in computing realized gains and losses on sales of debt securities. The Company had no sales of debt securities available-for-sale during the years ended December 31, 2025 or 2024. Proceeds from the sale of debt securities available-for-sale and the related gross realized losses for the year ended 2023 were $4,920 and $39, respectively.
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

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
4. Fair Value of Financial Assets and Liabilities (Continued)
Financial assets and liabilities measured at fair value on a recurring basis on the consolidated balance sheets at December 31, 2025 and December 31, 2024 were as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets:
Cash and cash equivalents	Money market funds	$195,265	$—	$—	$195,265
Cash and cash equivalents	U.S. treasury bills	—	24,990	—	24,990
Marketable securities	U.S. treasury bills	—	89,180	—	89,180
Other current assets	Money market funds	250	—	—	250
Other non-current assets	Money market funds	3,017	—	—	3,017
Total assets		$198,532	$114,170	$—	$312,702

Liabilities:
Notes payable	Notes payable, non-current	$—	$—	$238,900	$238,900
Total liabilities		$—	$—	$238,900	$238,900

December 31, 2024
Assets:
Cash and cash equivalents	Money market funds	$38,967	$—	$—	$38,967
Marketable securities	U.S. treasury bills	29,707	282,590	—	312,297
Marketable securities	U.S. treasury bonds	—	74,560	—	74,560
Other non-current assets	Money market funds	3,133	—	—	3,133
Total assets		$71,807	$357,150	$—	$428,957

Liabilities:
Forward contract liability, current		$—	$—	$71,500	$71,500
Derivative liability, current		—	—	13,210	13,210
Total liabilities		$—	$—	$84,710	$84,710
There were no securities transferred between Level 1, 2, and 3 during the years ended December 31, 2025 or December 31, 2024.
The following is a description, including valuation methodology, of the financial assets and liabilities measured at fair value on a recurring basis:
Cash and Cash Equivalents, Other Current Assets, and Other Non-Current Assets
Financial assets measured at fair value on a recurring basis classified within cash and cash equivalents, other current assets, and other non-current assets at December 31, 2025 and 2024 consisted of cash invested in U.S. treasury bills with original maturities of three months or less at time of purchase and short-term money market funds that are readily convertible to known amounts of cash and redeemable daily at the election of the Company. The carrying value for these financial assets approximates fair value due to the near term maturities of the U.S. treasury bills and money market fund's underlying security holdings resulting in an insignificant change in value because of changes in interest rates. When quoted prices are available in an active market, these assets are classified in Level 1 of the fair value hierarchy and consisted of short-term money market funds.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
4. Fair Value of Financial Assets and Liabilities (Continued)
Marketable Securities
At December 31, 2025 and 2024, the fair value of the Company's Level 2 debt securities are obtained from quoted market prices of debt securities with similar characteristics, quoted prices from identical assets in inactive markets, or discounted cash flows to estimate fair value. The Company's Level 2 marketable securities consisted of off-the-run U.S. treasury bills and treasury bonds.
Forward Contract and Derivative Liability
In connection with the amendment, dated as of May 1, 2024 (the "Knopp Amendment"), to the Membership Interest Purchase Agreement, dated as of February 24, 2022 (as amended, the "Knopp Agreement"), entered into with Knopp Biosciences, LLC ("Knopp"), Knopp requested the one-time cash true-up payment from the Company in December 2025, as defined in the Knopp Agreement (the "2025 Additional Consideration True-Up"). See Note 11, "License, Acquisitions and Other Agreements," for further details.
The following table provides a roll forward of the fair value of the Company's forward contract and derivative liability related to the 2025 Additional Consideration (as defined in Note 11) and the 2025 Additional Consideration True-Up, respectively, for which fair value is determined by Level 3 inputs from December 31, 2024 to December 31, 2025:

Carrying Value
Fair value at December 31, 2024	$84,710
Loss on change in fair value of forward contract and derivative liability in other income, net	3,610
Fair value at March, 31 2025	88,320
Gain on change in fair value of forward contract and derivative liability in other income, net	(10,924)
Settlement of 2025 Additional Consideration at fair value	(51,426)
Fair value at June 30, 2025	25,970
Gain on change in fair value of derivative liability in other income, net	(3,960)
Fair value at September 30, 2025	22,010
Loss on change in fair value of derivative liability in other income, net	$20,700
Settlement of 2025 Additional Consideration True-up at fair value to other current liabilities	(42,710)
Fair value at December 31, 2025	$—
The fair value of the 2025 Additional Consideration and 2025 Additional Consideration True-up recognized in connection with the Knopp Amendment was determined based on significant inputs not observable in the market, and therefore represented a Level 3 measurement within the fair value hierarchy. The valuation was based on a Monte Carlo simulation of Biohaven's share price, which required judgment and assumptions regarding the volatility of Biohaven's share price, discounted to present value using a risk-free rate plus Biohaven-specific subordinate unsecured credit risk since potentially payable in cash. Both the 2025 Additional Consideration and 2025 Additional Consideration True-up were settled during 2025.
Note Purchase Agreement
On April 28, 2025, the Company entered into an NPA as described in further detail in Note 6, "Notes Payable." The Company elected to account for the NPA under the fair value option as permitted by ASC 825, "Financial Instruments."
The Company determined the fair value of the First Notes (as defined in Note 6) on April 28, 2025 was $255,880. The difference between the fair value at execution and the principal of $250,000 was due to a purchased loan commitment for the Second Notes (as defined in Note 6). The purchased loan commitment resulted in a $5,880 offsetting asset recorded at its fair value within other current assets on the consolidated balance sheet. At December 31, 2025, the asset related to the purchased loan commitment was determined to be impaired and the Company recorded a $5,880 expense to other

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
4. Fair Value of Financial Assets and Liabilities (Continued)
income, net on the consolidated statement of operations. The following table provides a roll forward of the fair value of the First Notes for which fair value is determined by Level 3 inputs from April 28, 2025 to December 31, 2025:

Carrying Value
Fair value at April 28, 2025	$255,880
Loss on change in fair value reported in other income, net	1,190
Fair value at June 30, 2025	$257,070
Loss on change in fair value reported in other income, net	11,200
Fair value at September 30,2025	$268,270
Gain on change in fair value reported in other income, net	(21,090)
Gain on change in fair value reported in other comprehensive income	(8,280)
Fair value at December 31,2025	$238,900
The fair value of the First Notes represents the present value of estimated future payments under the NPA for the First Notes. The fair value of the First Notes is calculated using a scenario-based discounted cash flow model. The fair value measurement is based on significant Level 3 unobservable inputs such as management's assumptions on the probability and timing of regulatory approvals for troriluzole and other product candidates, probability and timing of an early redemption of all obligations under the NPA for the First Notes, and discount rate using a risk-free rate plus Biohaven-specific senior secured credit risk.
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
At December 31, 2025, the difference between the aggregate fair value and the aggregate unpaid principal balance of the First Notes was a discount of $11,100.
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of December 31, 2025	As of December 31, 2024
Building and land	$14,078	$14,078
Leasehold improvements	2,697	824
Computer hardware and software	854	875
Office and lab equipment	12,437	11,620
Furniture and fixtures	2,024	1,811
	$32,090	$29,208
Accumulated depreciation	(16,126)	(12,206)
	15,964	17,002
Equipment not yet in service	—	318
Property and equipment, net	$15,964	$17,320
Depreciation expense was $4,140, $3,923 and $3,369 for the years ended December 31, 2025, 2024 and 2023, respectively.
Equipment not yet in service primarily consisted of lab equipment that had not been placed into service as of December 31, 2025 or 2024.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
Other Non-current Assets
Other non-current assets consisted of the following:

	As of December 31, 2025	As of December 31, 2024
Operating lease right-of-use assets	$45,058	$36,391
Other	2,306	3,134
Other non-current assets	$47,364	$39,525
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of December 31, 2025	As of December 31, 2024
Accrued employee compensation and benefits	$16,781	$154
Accrued clinical trial costs	30,437	38,432
Operating lease liability - current portion	5,756	3,802
2025 Additional Consideration True-Up liability	42,710	—
Other accrued expenses and other current liabilities	8,607	9,099
Accrued expenses and other current liabilities	$104,291	$51,487
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
In the event that by the reporting deadline of March 2, 2026, the Company's audited financial statements for the year ended December 31, 2025 or any year thereafter for the term of the agreement, are subject to any qualification, emphasis of matter or statement as to “going concern” or scope of audit, subject to certain exceptions, the Company would be in breach of its financial statement delivery covenant under the Note Purchase Agreement. In such event, if such requirement was not amended or waived by the Purchasers, the Purchasers could have the right to exercise their remedies under the Note Purchase Agreement, which could include, but not be limited to, declaring an event of default and accelerating payment of outstanding amounts thereunder (which amounted to $250,000 as of December 31, 2025), plus a required premium as noted above.
The Company elected to account for the Note Purchase Agreement using the fair value option as permitted by ASC 825. See Note 2, "Summary of Significant Accounting Policies" and Note 4, "Fair Value of Financial Assets and Liabilities" for further discussion.
7. Shareholders' Equity
2025 Public Offering
On November 13, 2025, the Company closed an underwritten public offering of 26,833,334 of our common shares, which included the exercise in full of the underwriters' option to purchase additional shares, at a price to the public of $7.50 per share, pursuant to a registration statement on Form S-3 filed with the SEC. The net proceeds raised in the offering, after deducting underwriting discounts and expenses of the offering payable by Biohaven, were approximately $188,725. The Company intends to use the net proceeds received from the offering for general corporate purposes.
FGFR3 Agreement
In December 2024, the Company, GeneQuantum Healthcare (Suzhou) Co. Ltd. ("GeneQuantum") and Aimed Bio, Inc. ("Aimed Bio") entered into a development and license agreement (the "FGFR3 Agreement") pursuant to which Biohaven obtained the exclusive rights to develop and commercialize GeneQuantum's and Aimed Bio's joint research fibroblast growth factor receptor 3 ("FGFR3") ADC program. As consideration under the FGFR3 Agreement, the Company paid an upfront payment of 222,119 common shares valued at approximately $8,554 as of the effective date, which was recognized as R&D expense in the fourth quarter of 2024 and the obligation to issue common shares was recorded to additional paid-in capital on the consolidated balance sheet. The shares were issued in January 2025.
Knopp Amendment
In May 2024, the Company entered into the Knopp Amendment under which the parties thereto agreed to revise the success-based payment and royalty payment obligations under the Knopp Agreement. As partial consideration, the Company issued 1,872,874 of the Company's common shares to Knopp, valued at approximately $65,981. As further consideration for the revisions to the success-based payment and royalty payment obligations in the Knopp Amendment, the Company issued to Knopp a warrant to purchase 294,195 of the Company's common shares with a purchase price of $67.98, subject to certain specified development milestones and the Company achieving a specified market capitalization, valued at approximately $3,340. In June 2025, as remaining share consideration, the Company issued 3,588,688 Company

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
7. Shareholders' Equity (Continued)
common shares to Knopp, valued at approximately $51,426. In December 2025, Knopp elected to surrender the 294,195 warrants to the Company for cancellation. Refer to Note 10, "License, Acquisitions and Other Agreements" for further detail on the Knopp Amendment.
Merus Agreement
In January 2025, the Company entered into a research, co-development and collaboration agreement (the "Merus Agreement") with Merus N.V. ("Merus") to co-develop three novel dual-targeting antibody drug conjugates ("ADCs"), leveraging Merus' Biclonics® technology platform, and Biohaven's next-generation ADC conjugation and payload platform technologies. As consideration under the Merus Agreement, the Company paid an upfront payment of 132,700 common shared valued at approximately $4,844 as of the effective date, which were issued in February 2025. The upfront payment was recognized as R&D expense in the first quarter of 2025.
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
Pyramid Acquisition
In January 2024, the Company acquired Pyramid Biosciences Inc. ("Pyramid") pursuant to an Agreement and Plan of Merger, dated January 7, 2024 (the "Pyramid Agreement"). In consideration for the Pyramid acquisition, Biohaven made an upfront payment of 255,794 Company common shares, valued at approximately $10,894. As of December 31, 2025, 253,838 of these common shares have been issued by the Company, and the Company no longer has an obligation to issue the remaining shares, in accordance with the Pyramid Agreement.
During the first quarter of 2024, the Company recorded $5,689 of research and development ("R&D") expense in the consolidated statement of operations for a developmental milestone which became due under the Pyramid Agreement, to be paid in 98,129 Company common shares. As of December 31, 2025, 97,387 of these common shares have been issued by the Company, and the Company no longer has an obligation to issue the remaining shares, in accordance with the Pyramid Agreement. Refer to Note 10, "License, Acquisitions and Other Agreements" for further discussion of the Pyramid acquisition.
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
In August 2024, the Company entered into an amendment to the Equity Distribution Agreement contemplating the offer and sale of common shares having an aggregate offering price of up to $450,000 from time to time through or to the sales agent, acting as its agent or principal. Sales of the Company's common shares, if any, will be made in sales deemed to be "at-the-market offerings." The net proceeds from any at-the-market offerings of the Company common shares are to be used for general corporate purposes.
As of December 31, 2025, the Company has sold and issued 4,248,588 common shares under the Equity Distribution Agreement, as amended, for total net proceeds of approximately $146,250, all during 2024. As of December 31, 2025, additional common shares having an aggregate offering price of up to $300,000 remained available to be issued.
Subsequent to December 31, 2025, the Company issued and sold an additional 17,164,940 common shares for net proceeds of $178,884. As of March 2, 2026, the date of this report, the Company issued and sold a total of 21,413,528

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
7. Shareholders' Equity (Continued)
common shares under the Equity Distribution Agreement, as amended, for total net proceeds of approximately $325,134. As of March 2, 2026, additional common shares having an aggregate offering price of up to $118,694 remain available to be issued.
Highlightll Agreement
In March 2023, the Company and Hangzhou Highlightll Pharmaceutical Co. Ltd. ("Highlightll") entered into an exclusive, worldwide (excluding People's Republic of China and its territories and possessions) license agreement (the "Highlightll Agreement") pursuant to which Biohaven obtained the right to research, develop, manufacture and commercialize Highlightll's brain penetrant dual TYK2/JAK1 inhibitor program. In connection with the Highlightll Agreement, in December 2023, the Company issued 721,136 common shares valued at $21,814. See Note 11, "License, Acquisitions and Other Agreements," for further detail on the Highlightll Agreement.
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

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
8. Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	2023
Net unrealized investment gains (losses):
Beginning of period balance	$69	$3	$(145)
Other comprehensive (loss) income1)	(9)	66	109
Amounts reclassified from accumulated other comprehensive income(2)	—	—	39
Other comprehensive (loss) income	(9)	66	148
End of period balance	60	69	3

Foreign currency translation adjustments:
Beginning of period balance	10	(68)	429
Other comprehensive (loss) income(1)	(2)	78	(497)
End of period balance	8	10	(68)

Instrument-specific credit risk of liabilities measured at fair value:
Beginning of period balance	—	—	—
Other comprehensive income(1)	8,280	—	—
End of period balance	8,280	—	—

Total beginning of period accumulated other comprehensive income (loss)	79	(65)	284
Total other comprehensive income (loss)	8,269	144	(349)
Total end of period accumulated other comprehensive income (loss)	$8,348	$79	$(65)
(1)    There was no tax on other comprehensive income (loss) and immaterial tax on amounts reclassified from accumulated other comprehensive income (loss) during the period.
(2)    Amounts reclassified from accumulated other comprehensive income for specifically identified debt securities are included in other income (expense), net in the consolidated statements of operations.
No amounts were reclassified from accumulated other comprehensive income (loss) during the years ended December 31, 2025 or 2024.
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
Upon the effectiveness of the 2022 Plan, there were 9,190,000 common shares reserved for issuance under the 2022 Plan. As of December 31, 2025, the 2022 Plan allows for a maximum of 19,211,126 shares of the Company's common shares to be reserved and available for grants. Also as of December 31, 2025, there were 127,993 shares of the Company's common shares available for future grants under the 2022 Plan. The number of shares reserved for issuance under the 2022 Plan automatically increases on January 1 of each calendar year by 4% of total common shares outstanding as of December 31 of the prior year, beginning October 3, 2022 through January 1, 2032. In January 2026, the number of common shares reserved for future issuance under the 2022 Plan automatically increased by 5,311,004 common shares.

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

	Year Ended December 31,
	2025	2024	2023
Research and development expenses	72,787	42,594	15,985
General and administrative expenses	39,574	29,369	12,802
Total non-cash share-based compensation expense	$112,361	$71,963	$28,787
As of December 31, 2025, total unrecognized compensation cost related to the unvested share-based awards was $99,218, which is expected to be recognized over a weighted average period of 1.58 years.
Share Options
All share option grants are awarded at fair value on the date of grant. The fair value of share options is estimated using the Black-Scholes option pricing model. Share options generally expire 10 years after the grant date.
The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company's common shares for those share options that had exercise prices lower than the fair value of the Company's common shares at December 31, 2025. The total intrinsic value of share options exercised for the years ended December 31, 2025, 2024, and 2023 was $2,121, $33,801, and $7,756, respectively. The tax benefit from share options exercised for the years ended December 31, 2025, 2024, and 2023 was not material.
The assumptions that the Company used to determine the grant-date fair value of share options granted under the 2022 Plan were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.37%	3.98%	4.32%
Expected term (in years)	5.71	5.74	5.93
Expected volatility	76.06%	86.31%	84.60%
Expected dividend yield	—%	—%	—%
Exercise price	$35.64	$42.06	$24.57

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
9. Non-Cash Share-Based Compensation (Continued)
The following table is a summary of the Company's share option activity for the year ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2024	12,781,084	$17.46
Granted	3,205,435	$35.64
Exercised	(139,233)	$7.15
Forfeited	(197,772)	$34.54
Outstanding as of December 31, 2025	15,649,514	$21.06	7.47	$32,095
Options exercisable as of December 31, 2025	11,565,685	$15.79	7.08	$32,095
Vested and expected to vest as of December 31, 2025	15,649,514	$21.06	7.47	$32,095
The weighted average grant date fair value per share of share options granted under the Company’s share option plans during the years ended December 31, 2025, 2024, and 2023 was $24.25, $30.76, and $18.01, respectively. The Company expects approximately 4,083,829 of the unvested share options to vest over the requisite service period.
Restricted Share Units
The Company’s RSUs are considered nonvested share awards and require no payment from the employee. For each RSU, employees receive one common share at the end of the vesting period. Compensation cost is recorded based on the market price of the Company’s common shares on the grant date and is recognized on a straight-line basis over the requisite service period.
The total fair value of RSUs vested during the years ended December 31, 2025 and 2024 was $19,425 and $3,991, respectively. No RSUs were granted, forfeited, or vested in the year ended December 31, 2023.
The following table is a summary of the RSU activity for the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	277,221	$41.87
Granted	1,687,087	$37.74
Forfeited	(32,729)	$39.00
Vested	(528,883)	$37.85
Unvested as of December 31, 2025	1,402,696	$38.48
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

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
9. Non-Cash Share-Based Compensation (Continued)
The number of shares reserved for issuance under the ESPP automatically increases on January 1 of each calendar year by 1% of total common shares outstanding as of December 31 of the prior year, beginning October 3, 2022 through January 1, 2032. As of December 31, 2025, the ESPP allows for a maximum of 2,899,049 shares of the Company's common shares to be reserved and available for issuance under the ESPP. As of December 31, 2025, 2,512,521 shares remained available for future issuance under the ESPP. In January 2026, 1,327,751 additional shares were authorized to be issued under the ESPP.
The Company accounts for employee share purchases made under its ESPP using an estimate of the grant date fair value, which is determined in accordance with ASC 718, Stock Compensation. The purchase price discount and the look-back feature cause the ESPP to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company values ESPP shares using the Black-Scholes model. The Company recognized compensation expense of $1,477, $1,249, and $1,341 for the years ended December 31, 2025, 2024, and 2023, respectively.
As of December 31, 2025, there was $494 of unrecognized non-cash share-based compensation expense related to the ESPP, which is expected to be recognized over the remaining offering period ending May 31, 2026. During the year ended December 31, 2025, 127,097 shares were issued under the ESPP.
10. Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven was calculated as follows:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(738,822)	$(846,422)	$(408,168)
Denominator:
Weighted average common shares outstanding—basic and diluted	107,624,885	91,234,337	71,200,527
Net loss per share—basic and diluted	$(6.86)	$(9.28)	$(5.73)
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

	Year Ended December 31,
	2025	2024	2023
Options to purchase common shares	15,649,514	12,781,084	11,379,429
Warrants to purchase common shares	—	294,195	—
Restricted Share Units	1,402,696	277,221	—
	17,052,210	13,352,500	11,379,429
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
License and Other Agreements
As of December 31, 2025, the Company had potential future developmental, regulatory, and commercial milestone payments under its license and other agreements of up to approximately $138,538, $701,600, and $3,185,450,

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
11. License, Acquisitions and Other Agreements (Continued)

respectively. See below for a detailed discussion of these agreements. The Company has not recorded these potential contingent consideration payments as liabilities in the accompanying consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at December 31, 2025.
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
The Yale Agreement was amended and restated in May 2019. As of December 31, 2025, under the amended Yale Agreement, the Company had remaining contingent regulatory approval milestone payments of up to $2,000 and annual royalty payments of a low single-digit percentage based on net sales of riluzole-based products from the licensed patents or from products based on troriluzole. Under the amended and restated agreement, the royalty rates are reduced as compared to the original agreement. In addition, under the amended and restated agreement, the Company may develop products based on riluzole or troriluzole. The amended and restated agreement retains a minimum annual royalty of up to $1,000 per year, beginning after the first sale of product under the agreement. If the Company grants any sublicense rights under the Yale Agreement, it must pay Yale University a low single-digit percentage of sublicense income that it receives.
For the years ended December 31, 2025, 2024, and 2023, the Company did not record any material expense or make any milestone or royalty payments under the Yale Agreement.
In January 2021, the Company entered into a worldwide, exclusive license agreement with Yale University for the development and commercialization of a novel Molecular Degrader of Extracellular Protein ("MoDE") platform (the "Yale MoDE Agreement"). The platform pertains to the clearance of disease-causing protein and other biomolecules by targeting them for lysosomal degradation using multi-functional molecules. The Yale MoDE Agreement includes an obligation to pay a minimum annual royalty of up to $1,000 per year, and low single digit royalties on the net sales of licensed products. If the Company grants any sublicense rights under the Yale MoDE Agreement, it must pay Yale University a low single-digit percentage of sublicense income that it receives. As of December 31, 2025, under the Yale MoDE Agreement, the Company has remaining contingent development and commercial milestone payments of up to $538 and $2,950, respectively. The Yale MoDE Agreement terminates on the later of twenty years from the effective date, twenty years from the filing date of the first investigational new drug application for a licensed product or the last to expire of a licensed patent.
The Company did not record any material milestone or royalty payments under the Yale MoDE Agreement for the years ended December 31, 2025, 2024, and 2023.
ALS Biopharma Agreement
In August 2015, the Company entered into an agreement (the "ALS Biopharma Agreement") with ALS Biopharma and Fox Chase Chemical Diversity Center Inc. ("FCCDC"), pursuant to which ALS Biopharma and FCCDC assigned the Company their worldwide patent rights to a family of over 300 prodrugs of glutamate modulating agents, including troriluzole, as well as other innovative technologies. Under the ALS Biopharma Agreement, the Company is obligated to use commercially reasonable efforts to commercialize and develop markets for the patent products. As of December 31, 2025, under the ALS Biopharma Agreement, the Company has remaining contingent regulatory approval milestone payments of up to $4,000, as well as royalty payments of a low single-digit percentage based on net sales of products licensed under the ALS Biopharma Agreement, payable on a quarterly basis.
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
For the years ended December 31, 2025, 2024 and 2023, the Company did not record any expense or make any milestone or royalty payments under the ALS Biopharma Agreement.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
11. License, Acquisitions and Other Agreements (Continued)

Taldefgrobep Alfa License Agreement
In February 2022, following the transfer of intellectual property, the Company announced that it entered into a worldwide license agreement with BMS for the development and commercialization rights to taldefgrobep alfa (also known as BMS-986089), a novel, Phase 3-ready anti-myostatin adnectin (the "Taldefgrobep Alfa License Agreement").
As of December 31, 2025, under the Taldefgrobep Alfa License Agreement, the Company has remaining contingent regulatory approval milestone payments of up to $200,000, as well as tiered, sales-based royalty percentages from the high teens to the low twenties. There were no upfront or contingent payments to BMS related to the Taldefgrobep Alfa License Agreement.
For the years ended December 31, 2025, 2024 and 2023, the Company did not record any material expense or make any milestone or royalty payments under the Taldefgrobep Alfa License Agreement.
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
As of December 31, 2025, under the Highlightll Agreement, the Company has remaining contingent development, regulatory approval, and commercial milestone payments of up to $60,000, $37,500, and $837,500, respectively. Additionally, the Company has agreed to make tiered royalty payments as a percentage of net sales starting at mid-single digits and peaking at low-teens digits. During the royalty term, if the Company offers to include China clinical sites in its Phase 3 study sufficient for submission to Chinese National Medical Products Administration and Highlightll, at its sole discretion, agrees, then Highlightll will pay royalties in the low tens digits to the Company on China sales upon approval.
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
For the year ended December 31, 2025, the Company recorded research and development expense of $15,000 related to the achievement of a development milestone under the Highlightll Agreement. Excluding the Highlightll Upfront Payments discussed above, for the years ended December 31, 2024 and 2023, the Company did not record any material milestone or royalty payments related to the Highlightll Agreement.
Other Agreements
In addition to the agreements detailed above, the Company has entered into various other license agreements and development programs. The Company records milestones and other payments, including funding for research

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
11. License, Acquisitions and Other Agreements (Continued)

arrangements, which become due under these agreements to research and development expense in the consolidated statements of operations. Amounts recorded to research and development expense for the period were as follows:

	Year Ended December 31,
	2025	2024	2023
Milestone Payments	$22,375	$1,875	$3,250
Upfront Payments - Cash	4,375	6,000	—
Upfront Payments - Issuance of Common Shares*	$4,884	$8,554	$—
*The amount for the year ended December 31, 2024 represents $8,554 recorded to research and development expense related to shares owed for upfront payments which were not yet issued as of December 31, 2024 and were recorded within additional paid in capital on the consolidated balance sheet as of December 31, 2024.The shares were issued in the first quarter of 2025.
Acquisitions
Kv7 Platform Acquisition
In April 2022, the Company closed the acquisition from Knopp of Channel Biosciences, LLC (“Channel”), a wholly owned subsidiary of Knopp owning the assets of Knopp’s Kv7 channel targeting platform (the “Kv7 Platform Acquisition”), pursuant to the Purchase Agreement, dated February 24, 2022.
Under the Purchase Agreement, the Company agreed to make success-based payments based on developmental and regulatory milestones through approvals in the United States, Europe, the Middle East and Asia ("EMEA") and Japan for the lead asset, opakalim (formerly known as KB-3061 and also referred to as BHV-7000), developmental and regulatory milestones for the Kv7 pipeline development in other indications and additional country approvals, and commercial sales-based milestones of opakalim. Additionally, the Company agreed to make scaled royalty payments in cash for opakalim and the pipeline programs, with percentages starting at high single digits and peaking at low teens for opakalim and starting at mid-single digits and peaking at low tens digits for the pipeline programs.
In May 2024, the Company entered into the Knopp Amendment under which the parties thereto agreed to replace the scaled high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for opakalim and the pipeline programs. The parties also agreed to reduce the success-based payments payable under the Purchase Agreement. The Company retains the ability to pay these contingent milestone payments in cash or in the Company's common shares at Biohaven's election, subject to the same increases if the Company elects to pay in the Company's common shares. As of December 31, 2025, under the Purchase Agreement, as amended, the Company had remaining success-based payments comprised of (i) to up to $185,000 based on regulatory approvals in the United States and EMEA for opakalim and (ii) up to an additional $60,000 based on regulatory approval in the United States for the other Kv7 pipeline programs.
In consideration of the revisions to the success-based payment and royalty payment obligations, the Company agreed to issue to Knopp 1,872,874 Company common shares, valued at approximately $75,000, through a private placement within 60 days of the date of execution of the Knopp Amendment (the “2024 Additional Consideration”) and additional Company common shares with an approximate value of $75,000 within 60 days of the first anniversary of execution of the Knopp Amendment (the “2025 Additional Consideration”). On May 1, 2025, the total number of common shares to be issued for the 2025 Additional Consideration was determined to be 3,588,688. The Company had also given Knopp the option to request a one-time cash true-up payment from the Company in December 2024 in the event that Knopp continued to hold the Company's common shares representing the 2024 Additional Consideration and the value of such shares had declined (the "2024 Additional Consideration True-Up"), and a one-time cash true-up payment from the Company in December 2025 in the event that Knopp continued to hold the Company's common shares representing the 2025 Additional Consideration and the value of such shares had declined (the "2025 Additional Consideration True-Up"), in each case, subject to certain conditions.
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
11. License, Acquisitions and Other Agreements (Continued)

ended December 31, 2024 in other income, net in its consolidated statement of operations. The gain on settlement of the 2024 Additional Consideration was due to the decline in fair value of the 2024 Additional Consideration from the execution date to the issuance date due to a decline in Biohaven's share price.
The Company concluded that the 2024 Additional Consideration True-Up represented a net cash settled written put option on the Company’s shares and was a freestanding derivative liability under ASC 815. Accordingly, the Company classified the 2024 Additional Consideration True-Up as a current derivative liability on its consolidated balance sheet. The Company initially recorded the 2024 Additional Consideration True-Up at a fair value of $15,540, which was recorded as R&D expense during the three months ended June 30, 2024 in its consolidated statements of operations. The Company subsequently remeasured the fair value of the derivative liability and recognized any gains or losses through other income, net in its consolidated statement of operations. The 2024 Additional Consideration True-Up was considered settled as of December 2024, with no cash payment due upon expiration. The Company recognized a gain of $15,540 for the year ended December 31, 2024 related to the 2024 Additional Consideration True-Up in other income, net in its consolidated statement of operations. Refer to Note 4, "Fair Value of Financial Assets and Liabilities" for further discussion.
The Company concluded that the agreement to issue the 2025 Additional Consideration at a future date represented a forward contract settleable in a variable number of shares under ASC 480, and classified the commitment as a current forward contract liability on its consolidated balance sheet. The Company initially measured the 2025 Additional Consideration at a fair value of $63,940, which was recorded as R&D expense during the three months ended June 30, 2024 in its consolidated statement of operations. The Company subsequently remeasured the fair value of the forward contract liability and recognized any gains or losses through other income, net in its consolidated statement of operations. In June 2025, the Company issued the 2025 Additional Consideration at an approximate value of $51,426. The Company recognized a gain of $20,074 and a loss of $7,560 for the years ended December 31, 2025 and 2024, respectively, related to the 2025 Additional Consideration. The gain on settlement of the 2025 Additional Consideration was due to the decline in fair value of the 2025 Additional Consideration from the one year anniversary of the execution date to the issuance date due to a decline in Biohaven's share price. Refer to Note 4, "Fair Value of Financial Assets and Liabilities" for further discussion.
The Company concluded that the 2025 Additional Consideration True-Up represented a net cash settled written put option on the Company’s shares and was a freestanding derivative liability under ASC 815. Accordingly, the Company classified the 2025 Additional Consideration True-Up as a non-current derivative liability on its consolidated balance sheet. The Company initially recorded the 2025 Additional Consideration True-Up at a fair value of $13,810, which was recorded as R&D expense during the three months ended June 30, 2024 in its consolidated statements of operations. The Company subsequently remeasured the fair value of the derivative liability and recognized any gains or losses through other income, net in its consolidated statement of operations. In December 2025, the 2025 Additional Consideration True-up was considered settled, and a cash payment of $42,710 was owed to Knopp upon settlement. This payment remained outstanding as of December 31, 2025, and was recorded within accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2025. The payment was made to Knopp in the first quarter of 2026. The Company recognized a loss of $29,500 and a gain of $600 for the years ended December 31, 2025 and 2024, respectively, related to the 2025 Additional Consideration True-Up.
As further consideration for the revisions to the success-based payment and royalty payment obligations in the Knopp Amendment, the Company issued to Knopp a warrant (the “Warrant”) to purchase 294,195 Company common shares at a purchase price per share of $67.98, subject to certain specified development milestones and the Company achieving a specified market capitalization. In December 2025, Knopp elected to surrender the warrants to the Company for cancellation. Refer to Note 7, "Shareholders' Equity" for further discussion.
The Company has not recorded any of the remaining contingent consideration payments to Knopp as a liability in the accompanying consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at December 31, 2025.
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
11. License, Acquisitions and Other Agreements (Continued)

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
As of December 31, 2025, under the Pyramid Agreement, the Company has remaining success-based payments comprised of (i) up to $5,000 based on developmental and regulatory milestones for the lead asset, BHV-1510 (formerly known as PBI-410), (ii) up to an additional $30,000 based on developmental and regulatory milestones for a second asset (formerly known as PBI-200) and (iii) up to $40,000 for commercial sales-based milestones of BHV-1510. Contingent developmental and regulatory milestone payments may be paid in cash or Biohaven common shares at the election of Biohaven and commercial sales-based milestones are to be made in cash.
The Company has not recorded any of the remaining contingent consideration payments as a liability in the accompanying consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at December 31, 2025.
For the year ended December 31, 2025, the Company did not record any material milestone payments related to the Pyramid Agreement. During the year ended December 31, 2024, the Company recorded $5,689 of R&D expense in the consolidated statement of operations and comprehensive loss for a developmental milestone which became due under the Pyramid Agreement, to be paid in 98,129 common shares of the Company. See Note 7, "Shareholders' Equity," for discussion of common shares issued as part of the Pyramid Agreement.
12. Commitments and Contingencies
Lease Agreements
The Company's leases primarily consist of lab and office space for use in its operations. It's leases generally have initial lease terms of 1 to 10 years, some of which include options to extend for up to 3 to 10 years or on a month-to-month basis. As of December 31, 2025, none of the Company's lease terms included the extension option as the Company has determined that it is unlikely to exercise the extension option. Operating lease costs were $8,883, $5,884 and $5,874 for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company currently has one immaterial short-term real estate lease. The Company had no sublease income and no sale-leaseback transactions. Certain of the Company’s lease agreements contain variable lease payments that are adjusted for actual operating expense true-ups compared with estimated amounts; however, these amounts are immaterial. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table summarizes supplemental cash flow information:

	Years Ended December 31,
	2025	2024	2023
Right-of-use assets obtained in exchange for new operating lease liabilities	$16,433	$8,492	$—
Net (decrease) increase in right-of-use assets from operating lease modifications	$(1,984)	$456	$—
Operating cash flows paid for operating leases were $8,381, $5,114 and $4,854 for the years ended December 31, 2025, 2024 and 2023.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
12. Commitments and Contingencies (Continued)
Supplemental balance sheet information related to operating leases is as follows:

In thousands, except remaining lease term and discount rate	December 31, 2025	December 31, 2024
Assets
Other non-current assets	$45,058	$36,391
Liabilities
Other current liabilities	$5,756	$3,802
Long-term operating lease liability	39,958	32,782
	$45,714	$36,584

Weighted average remaining lease term (in years)	7.32	7.94
Weighted average discount rate	8.80%	7.59%
The following table summarizes maturities of operating lease liabilities as of December 31, 2025:

Operating leases
2026	$9,138
2027	9,239
2028	7,501
2029	6,950
2030	7,153
Thereafter	23,094
Total lease payments	63,075
Less: imputed interest	(17,361)
Total lease liabilities	$45,714
Pittsburgh Wharton Street Lease Amendment
In October 2025, the Company entered into an amendment to its existing agreement for office and laboratory space in Pittsburgh, Pennsylvania ("Pittsburgh Wharton Street Lease Amendment"), which supports the research and development of the Company's ion channel platform. The amendment extended the lease term by approximately three years and includes an option to extend for one additional period of 36 months. Base annual rent under the amendment is $565, subject to annual escalations of 3%.
The amendment resulted in an increase in the operating lease right of use asset by approximately $1,487, with a corresponding increase in the operating lease liability.
New Haven College Street Lease Agreement
In February 2025, the Company entered into a lease agreement in New Haven for office and laboratory space ("New Haven College Street Lease"), to support research and development of the Company's degrader technology. The lease commenced in February 2025 and has an initial term of three years, with an option to extend for one additional period of 36 months.
Upon lease commencement, the Company recognized an operating lease right-of-use asset and a corresponding operating lease liability of approximately $3,667. Base annual rent under the lease is approximately $105, subject to annual escalations of 3%. In addition, an initial payment of $375 was paid at lease commencement.
Pittsburgh Centre Avenue Lease Agreement
In March 2024, the Company entered into a lease agreement in Pittsburgh, Pennsylvania for laboratory space (the "Pittsburgh Centre Avenue Lease") to support the research and development of the Company's ion channel platform. The

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
12. Commitments and Contingencies (Continued)
Company determined the lease to have commenced in August 2025 and has an initial term of 122 months, with an option to extend for one additional period of 60 months.
Upon lease commencement, the Company recognized an operating lease right-of-use asset and a corresponding operating lease liability of $12,504. Base annual rent under the lease ranges from $1,859 to $2,373, excluding any additional tenant improvement allowance available at the Company's option that would increase the base rent.
West Palm Beach Lease Agreement
In June 2022, the Company entered into a lease agreement in West Palm Beach, Florida for office space (the "West Palm Beach Lease") for general office purposes. The lease commenced in late 2024 after substantial completion of building improvements, and has a term of 120 months, with an option to extend for two additional periods of 60 months each.
In January 2025, the Company amended the West Palm Beach Lease to reduce the leased office space. The amendment resulted in a decrease in the operating lease right-of-use asset of approximately $3,477, with a corresponding decrease in the operating lease liability. Annual minimum commitments relating to the amended West Palm Beach Lease range from $757 to $988.
Research Commitments
The Company has entered into agreements with several CMOs and CROs to provide products and services in connection with the Company’s preclinical studies and clinical trials. As of December 31, 2025, the Company had no research commitments in excess of one year.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025 or December 31, 2024.
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
Under the Moda Agreement, the Company agreed to make success-based payments based on developmental, regulatory and commercial milestones. The Moda Agreement has a term of four years and may be terminated earlier by the Company or Moda under certain circumstances including, for example, the Company's discontinuation of research on the MoDE platform or default. In August 2023, the Company entered into an amendment to the Moda Agreement with Moda. As of December 31, 2025, under the Moda Agreement, as amended, the Company had remaining contingent development, regulatory approval, and commercial milestone payments of up to $31,245, $22,000, and $104,612, respectively.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
12. Commitments and Contingencies (Continued)
The Company did not record any material research and development expense or make any milestone payments related to the Moda agreement for the year ended December 31, 2025 or 2023. For the year ended December 31, 2024, the Company recorded research and development expense of $2,125 related to developmental milestones under the Moda Agreement.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. In accordance with ASC 450, "Contingencies," if a loss contingency associated with a legal matter is probable to be incurred and the amount of loss can be reasonably estimated, an accrual is recorded on the consolidated balance sheet. As of December 31, 2025, excluding the below, there were no matters which would have a material impact on the Company’s financial results.
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
13. Income Taxes
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
The Company has historically outsourced all of the research and clinical development for its programs under a master services agreement with Biohaven Pharmaceuticals, Inc. (“BPI”). As a result of providing services under this agreement, BPI was profitable during the years ended December 31, 2025, 2024 and 2023. A similar arrangement is also in place for the Company's subsidiary, Biohaven Biosciences Ireland Limited ("BBIL"). The Companies are subject to taxation in the United States and Ireland, respectively, and the Company's tax provision includes the effects of consolidating the results of operations of BPI and BBIL.
At December 31, 2025 and 2024, the Company continued to maintain a full valuation allowance against its net deferred tax assets, which are comprised primarily of net operating loss carryforwards and research and development tax credit carryforwards, based on management’s assessment that it is more likely than not that the deferred tax assets will not be realized. The Company will continue to evaluate the need for a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.
The Company recorded an income tax provision during the year ended December 31, 2025 of $1,442, an income tax provision during the year ended December 31, 2024 of $735, and an income tax benefit during the year ended December 31, 2023 of $1,383, which primarily represent Federal and state taxes related to the Company’s profitable operations in the U.S. and Ireland.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
13. Income Taxes (Continued)
Loss before provision for income taxes consisted of the following:

	Year Ended December 31,
	2025	2024	2023
BVI	$(783,270)	$(885,508)	$(424,647)
Foreign	45,890	39,821	15,096
Loss before provision for income taxes	$(737,380)	$(845,687)	$(409,551)
The provision for income taxes consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Current income tax provision (benefit):
BVI	$—	$—	$—
Foreign	1,442	735	(1,383)
Total current income tax provision (benefit)	1,442	735	(1,383)
Deferred income tax provision (benefit):
BVI	—	—	—
Foreign	—	—	—
Total deferred income tax provision (benefit)	—	—	—
Total provision (benefit) for income taxes	$1,442	$735	$(1,383)
A reconciliation of the BVI statutory income tax rate of 0% to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2025		2024		2023
Federal Statutory Tax Rate	$—	0.0%	$—	0.0%	$—	0.0%
Foreign Tax Effects
United States
Statutory tax rate difference between U.S. and BVI	11,624	1.6	6,262	0.7	5,144	1.3
Changes in U.S. Federal valuation allowance	11,169	1.5	17,230	2.0	26,332	6.4
U.S. Federal Tax Credits	(21,683)	(2.9)	(23,518)	(2.8)	(30,546)	(7.4)
Changes in State valuation allowance	(1,775)	(0.2)	2,513	0.3	16,940	4.1
U.S. State Tax Credits	322	0.0	(4,150)	(0.5)	(21,382)	(5.2)
Other	1,426	0.2	2,121	0.4	1,983	0.5
Other foreign jurisdictions	359	0.0	277	0.0	146	0.0

Effective income tax rate	$1,442	0.2%	$735	0.1%	$(1,383)	(0.3)%
The Company's income tax provision primarily represents Federal and state taxes related to the profitable operations of its subsidiaries in the United States and Ireland. On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into U.S. law, which contains a broad range of tax reform provisions impacting businesses that apply beginning in 2025. The OBBBA has not materially impacted the Company's effective tax rate.
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

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
13. Income Taxes (Continued)
Net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2025	2024
Deferred tax assets:
Foreign net operating loss carryforwards	$120,704	$144,179
Tax credits	158,931	140,201
R&D capitalization	2,372	5,891
Other	39,184	21,878
Valuation allowance	(313,353)	(303,731)
Total deferred tax assets	7,838	8,418
Deferred tax liabilities:
Other	(7,838)	(8,418)
Total deferred tax liabilities	(7,838)	(8,418)
Net deferred tax asset (liability)	$—	$—
As of December 31, 2025 and 2024, the Company had foreign net operating loss carryforwards of $780,531 and $890,792, respectively, which begin to expire in 2037. As of December 31, 2025 and 2024, the Company had federal and state research and development and orphan drug credits of $158,931 and $140,201, respectively, which begin to expire in 2040.
Changes in the valuation allowance for deferred tax assets during the year ended December 31, 2025 were primarily due to increased deferred employee stock compensation deductions and research and development tax credits, partially offset by a decrease in the write-off of capitalized research and development costs capitalized and net operating losses in the US. Changes in the valuation allowance for deferred tax assets during the year ended December 31, 2024 were due primarily to the acquisition of Pyramid offset by the utilization of net operating losses and tax credit carryforwards. The change in the valuation allowance for deferred tax assets during the year ended December 31, 2023 was due primarily to generation of net operating losses and tax credit carryforwards.

	Year Ended December 31,
	2025	2024	2023
Valuation allowance as of beginning of year	$303,731	$259,448	$216,061
Increases recorded to Purchase Accounting and Net Investment from Former Parent	—	21,538	—
Increases recorded to income tax provision	9,622	22,745	43,387
Valuation allowance as of end of year	$313,353	$303,731	$259,448
The Company followed the authoritative guidance for recognizing and measuring uncertainty in income taxes for tax positions taken or expected to be taken in a tax return.
The beginning and ending amounts of unrecognized tax benefits reconciles as follows:

	Year Ended December 31,
	2025	2024	2023
Beginning of period balance	$2,300	$2,200	$2,200
Increase for tax positions taken during the current period	300	100	—
End of period balance	$2,600	$2,300	$2,200
The unrecognized tax benefits relate primarily to issues common among multinational corporations. All of these unrecognized tax benefits, if recognized, would impact the Company's effective income tax rate. The Company's policy is to record interest and penalties related to income taxes, if any, as part of its income tax provision. As of December 31, 2025 and 2024, the total amount of accrued interest and penalties was not significant.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
13. Income Taxes (Continued)
BPI, Kleo and Pyramid file income tax returns in the U.S. and certain state jurisdictions. The U.S. federal and state income tax returns are generally open to tax examinations for the tax year ended December 31, 2022 and subsequent years. BPI and Kleo are under exam by the State of Connecticut for the tax years December 31, 2017 and forward.
A summary of the income taxes paid, net of funds received, are as follows:

	Year Ended December 31,
	2025	2024	2023
US Federal	$(172)	$(2,456)	$(32,953)
US State and Local
California	*	(719)	*
Illinois	*	(1,967)	*
Massachusetts	*	(729)	*
New York	*	(2,182)	*
Virginia	(44)	*	*
Other	(53)	(2,391)	(347)
Total US State and Local	(97)	(7,988)	(347)
Ireland	402	*	*
Total income taxes paid, net of refunds received	$133	$(10,444)	$(33,300)
*The amount of income taxes paid or refunded during the year does not meet the 5% disaggregation threshold.
14. Related Party Transactions
Related Party Agreements
License Agreements with Yale
On September 30, 2013, the Company entered into the Yale Agreement with Yale (see Note 11, "License, Acquisitions and Other Agreements," for details). The Company’s Chief Executive Officer is one of the inventors of the patents that the Company has licensed from Yale and, as such, is entitled to a specified share of the glutamate product-related royalty revenues that may be received by Yale under the Yale Agreement.
In January 2021, the Company entered into the Yale MoDE Agreement with Yale (see Note 11, "License, Acquisitions and Other Agreements," for details). Under the license agreement, the Company acquired exclusive, worldwide rights to Yale's intellectual property directed to its MoDE platform. Under the Yale MoDE Agreement, the Company entered into the Yale MoDE SRA (see Note 11, "License, Acquisitions and Other Agreements," for details), which included funding of up to $4,000 over the life of the agreement. In May 2023, the Company entered into an additional sponsored research agreement with Yale University (the "2023 Yale SRA"), which includes funding of up to $612 over the life of the agreement.
For the years ended December 31, 2025, 2024 and 2023, the Company recorded $1,490, $1,864 and $2,942, respectively, in research and development expense, including certain administrative expenses, related to the Yale MoDE Agreement and the Yale MoDE SRA, the Yale Agreement, and the 2023 Yale SRA (collectively, the "Yale Agreements"). As of December 31, 2025, the Company did not owe any material amounts to Yale.
Relationship with the Former Parent
Upon the effectiveness of the Separation on October 3, 2022, the Former Parent ceased to be a related party to the Company and accordingly, no related party transactions or balances are reported subsequent to October 3, 2022.
On October 3, 2022, the Company entered into agreements with the Former Parent in connection with the Separation, including a Transition Services Agreement. For a full discussion of agreements entered into with the Former Parent, refer to Note 14, "Related Party Transactions" to the consolidated financial statements included in the 2023 Form 10-K. The Company did not record any material income for transition services provided to the Former Parent during the years ended December 31, 2025 or 2024. For the year ended December 31, 2023, the Company recorded $9,250 in other income reflecting transition services provided to the Former Parent.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amount
15. Segment Information
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
The accounting policies of the Company's single operating segment are the same as those described in the summary of significant accounting policies as described in Note 2. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. In 2025 and 2024, materially all the Company's long-lived assets were held in the United States. Expenditures for the addition of long-lived assets are reported on the consolidated statements of cash flows as purchases of property and equipment.

BIOHAVEN LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
15. Segment Information (continued)
Additional information about segment profit or loss and significant segment expenses is as follows:

	Year Ended December 31,
	2025	2024	2023
Direct R&D program expense
BHV-4157 (Troriluzole)	$49,241	$63,983	$73,080
BHV-2000 (Taldefgrobep Alfa)	23,481	59,710	40,870
BHV-7000 & BHV-7010 (Kv7)	115,269	136,422	47,327
BHV-2100 (TRPM3 Antagonist)	27,716	29,044	12,865
BHV-8000 (TYK2/JAK1)	34,864	12,697	39,025
BHV-1300 (IgG Degrader)	36,277	30,078	22,239
BHV-1310 (IgG Degrader)	5,486	13,341	1,962
BHV-1400 (IgA Degrader)	27,860	19,572	1,810
BHV-1600 (β1-AR AAB Degrader)	6,935	14,650	254
BHV-1510 (Trop2)	37,582	28,540	—
BHV-1530 (FGFR3)	22,670	14,554	—
Other R&D program expense	1,850	2,821	5,615
Preclinical research programs R&D Expense	70,203	57,181	35,911
R&D personnel expense (excluding share-based compensation)(1)	77,220	73,644	60,058
R&D Share-based compensation expense	72,787	42,594	15,985
R&D Knopp amendment expense	—	171,850	—
G&A personnel expense (excluding share-based compensation)(1)	22,756	24,894	21,087
G&A Share-based compensation expense	39,574	29,369	12,802
Other segment items (2)	73,607	60,167	45,161
Non-operating (income) expense	(7,998)	(39,424)	(26,500)
Provision (benefit) for income taxes	1,442	735	(1,383)
Segment net loss	738,822	846,422	408,168

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
Consolidated net loss	$738,822	$846,422	$408,168
(1)    Personnel expense includes employee payroll, bonus, and employee benefits for medical care, retirement, insurances and other.
(2)    Other segment items included in Segment net loss include unallocated non-program R&D expense, legal, accounting and other professional service fees, rent and utilities expense, depreciation, and other corporate expenses.