Form 10-Q
period 2026-03-31
Biohaven Ltd.
filed 2026-05-04
CIK 1935979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, the registrant had 150,560,990 common shares, without par value per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

BIOHAVEN LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$273,074	$229,957
Marketable securities	74,743	89,180
Prepaid expenses	34,667	47,022
Other current assets	3,165	2,170
Total current assets	385,649	368,329
Property and equipment, net	15,256	15,964
Intangible assets	18,400	18,400
Goodwill	1,390	1,390
Other non-current assets	45,711	47,364
Total assets	$466,406	$451,447
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$10,422	$11,643
Accrued expenses and other current liabilities	41,653	104,291
Total current liabilities	52,075	115,934
Non-current operating lease liability	38,363	39,958
Notes payable	241,912	238,900
Other non-current liabilities	4,556	4,583
Total liabilities	336,906	399,375
Commitments and contingencies (Note 12)
Shareholders' (Deficit) Equity:
Preferred shares, no par value; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common shares, no par value; 200,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 150,506,490 and 132,775,113 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2,132,908	1,934,276
Additional paid-in capital	203,358	193,984
Accumulated deficit	(2,215,068)	(2,084,536)
Accumulated other comprehensive income	8,302	8,348
Total shareholders' (deficit) equity	129,500	52,072
Total liabilities and shareholders' equity	$466,406	$451,447
The accompanying notes are an integral part of these condensed consolidated financial statements.
3

BIOHAVEN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$103,827	$187,584
General and administrative	26,601	33,977
Total operating expenses	130,428	221,561
Loss from operations	(130,428)	(221,561)
Other income, net	168	493
Loss before provision for income taxes	(130,260)	(221,068)
Provision for income taxes	272	609
Net loss	$(130,532)	$(221,677)
Net loss per share — basic and diluted	$(0.88)	$(2.17)
Weighted average common shares outstanding—basic and diluted	147,615,197	101,943,396
Comprehensive loss:
Net loss	$(130,532)	$(221,677)
Other comprehensive loss, net of tax	(46)	(6)
Comprehensive loss	$(130,578)	$(221,683)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(130,532)	$(221,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,366	2,246
Non-cash share-based compensation	28,286	53,062
Issuance of common shares as payment under license and other agreements	858	4,844
Change in fair value of forward contract and derivative liabilities	—	3,610
Change in fair value of notes payable	3,012	—
Other non-cash items, net	(837)	(2,844)
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	12,564	(7,238)
Accounts payable	(1,221)	91
Accrued expenses and other current and non-current liabilities	(64,414)	2,782
Net cash used in operating activities	(149,918)	(165,124)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	35,000	210,000
Purchases of marketable securities	(19,788)	(44,660)
Purchases of property and equipment	—	(461)
Net cash provided by investing activities	15,212	164,879
Cash flows from financing activities:
Proceeds from issuance of common shares	178,884	—
Proceeds from issuance of common shares under 2022 Equity Incentive Plan	132	369
Other financing activities, net	—	—
Net cash provided by financing activities	179,016	369
Effects of exchange rates on cash, cash equivalents, and restricted cash	16	23
Net increase in cash, cash equivalents, and restricted cash	44,326	147
Cash, cash equivalents, and restricted cash at beginning of period	232,779	102,542
Cash, cash equivalents, and restricted cash at end of period	$277,105	$102,689
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.   Nature of the Business and Basis of Presentation
Biohaven Ltd. (“we,” “us," "our," "Biohaven" or the “Company”) was incorporated in Tortola, British Virgin Islands in May 2022. Biohaven is a biopharmaceutical company focused on the discovery, development and commercialization of life-changing treatments in key therapeutic areas, including immunology, obesity, neuroscience, and oncology. The Company is advancing its innovative portfolio of therapeutics, leveraging its proven drug development experience and multiple, proprietary drug development platforms. Biohaven's key clinical and preclinical programs include Kv7 ion channel modulation for epilepsy; Molecular Degrader of Extracellular Proteins (“MoDE”) and Targeted Removal of Aberrant Protein ("TRAP") extracellular protein degradation for immunological diseases; and myostatin-activin pathway targeting agent for neuromuscular and metabolic diseases, including obesity.
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying condensed consolidated financial statements include the accounts of Biohaven and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Going Concern
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.
Through May 4, 2026, the Company has funded its operations primarily with funding from the Former Parent, including a cash contribution received at the Separation, proceeds from the sale of its common shares, and proceeds from the sale of senior secured notes under its Note Purchase Agreement (as defined in Note 4 "Fair Value of Financial Assets and Liabilities" and described in Note 6, "Notes Payable"). The Company has incurred recurring losses since its inception and expects to continue to generate operating losses for the foreseeable future.
As of the date of issuance of these condensed consolidated financial statements, the Company expects its existing cash, cash equivalents, and marketable securities will be sufficient to fund operating and financial commitments, and other cash requirements, for at least one year after the issuance date of these financial statements.
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
2.   Summary of Significant Accounting Policies
Our significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"). Updates to our accounting policies are discussed below in this Note 2.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for all periods presented. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's 2025 Form 10-K.
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
Restricted Cash
Restricted cash included in other current assets in the condensed consolidated balance sheets consists primarily of employee contributions to the Company's employee share purchase plan held for future purchases of the Company's outstanding shares. See Note 9, "Non-Cash Share-Based Compensation," of the 2025 Form 10-K for additional information on the Company's employee share purchase plan.
Restricted cash included in other non-current assets in the condensed consolidated balance sheets primarily represents collateral held by banks for a letter of credit ("LOC") issued in connection with the leased office space in Yardley, Pennsylvania and LOCs issued in connection with the leased office and lab spaces in Cambridge, Massachusetts and Pittsburgh, Pennsylvania. See Note 12, ‘‘Commitments and Contingencies,’’ of the 2025 Form 10-K for additional information on the real estate leases.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

The following represents a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash as of March 31, 2026 and March 31, 2025, respectively, in the condensed consolidated statements of cash flows:

	As of March 31, 2026	As of March 31, 2025
Cash and cash equivalents	$273,074	$98,417
Restricted cash (included in other current assets)	1,730	1,105
Restricted cash (included in other non-current assets)	2,301	3,167
Total cash, cash equivalents and restricted cash at the end of the period in the condensed consolidated statement of cash flows	$277,105	$102,689
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. This ASU is effective for public entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact ASU 2024-03 will have on its consolidated financial statements.
3. Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of debt securities available-for-sale by type of security at March 31, 2026 and December 31, 2025 were as follows:

	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026
Debt securities
U.S. treasury bills	$150,525	$—	$150,525	$2	$(3)	$150,524
U.S. treasury bonds	—	—	—	—	—	—
Total	$150,525	$—	$150,525	$2	$(3)	$150,524

December 31, 2025
Debt securities
U.S. treasury bills	114,109	—	114,109	61	—	114,170
Total	$114,109	$—	$114,109	$61	$—	$114,170
The fair values of debt securities available-for-sale by classification in the condensed consolidated balance sheets were as follows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$75,781	$24,990
Marketable securities	74,743	89,180
Total	$150,524	$114,170

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.  Marketable Securities (Continued)

The net amortized cost and fair value of debt securities available-for-sale at March 31, 2026 and December 31, 2025 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or if the Company intends to sell a security prior to maturity.

	March 31, 2026		December 31, 2025
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$150,525	$150,524	$114,109	$114,170
The Company did not have any investments in an unrealized loss position as of December 31, 2025. Summarized below are the debt securities available-for-sale the Company held at March 31, 2026 that were in an unrealized loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months
	Number of Securities	Fair Value	Unrealized Losses
March 31, 2026
Debt securities
U.S. treasury bills	8	$85,644	$(2)

The Company did not have any investments in a continuous unrealized loss position for more than twelve months as of March 31, 2026 and December 31, 2025.
The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company's business. In performing this review, the Company considered factors such as the credit quality of the investment security based on research performed by external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. As of March 31, 2026, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.
Net Investment Income
Gross investment income includes interest income from debt securities available-for-sale, money-market funds, cash and restricted cash. Net investment income included in other income, net in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Debt securities	$1,562	$3,228
Other investments	1,714	1,011
Gross investment income	3,276	4,239
Investment expenses	(26)	(33)
Net investment income	$3,250	$4,206
We utilize the specific identification method in computing realized gains and losses on sales of debt securities. The Company had no sales of debt securities available-for-sale during the three months ended March 31, 2026 or 2025.
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
Financial Instruments Measured at Fair Value on the Condensed Consolidated Balance Sheets
Certain of the Company's financial instruments are measured at fair value on the condensed consolidated balance sheets on a recurring basis. The fair values of these instruments are based on valuations that include inputs that can be classified within one of three levels of a hierarchy established by GAAP. See Fair Value Measurements in Note 2, "Summary of Significant Accounting Policies," included in the 2025 Form 10-K for a description of the type of valuation information ("valuation inputs") that qualifies a financial asset or liability for each level.
Financial assets and liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at March 31, 2026 and December 31, 2025 were as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
March 31, 2026
Assets:
Cash and cash equivalents	Money market funds	$170,330	$—	$—	$170,330
Cash and cash equivalents	U.S. treasury bills	—	75,781	—	75,781
Marketable securities	U.S. treasury bills	9,964	64,780	—	74,744
Other current assets	Money market funds	250	—	—	250
Other non-current assets	Money market funds	2,301	—	—	2,301
Total assets		$182,845	$140,561	$—	$323,406

Liabilities:
Notes payable	Notes payable, non-current	—	—	241,912	241,912
Total liabilities		$—	$—	$241,912	$241,912

December 31, 2025
Assets:
Cash and cash equivalents	Money market funds	$195,265	$—	$—	$195,265
Cash and cash equivalents	U.S. treasury bills	—	24,990	—	24,990
Marketable securities	U.S. treasury bills	—	89,180	—	89,180
Other current assets	Money market funds	250	—	—	250
Other non-current assets	Money market funds	3,017	—	—	3,017
Total assets		$198,532	$114,170	$—	$312,702

Liabilities:
Notes payable	Notes payable, non-current	$—	$—	$238,900	$238,900
Total liabilities		$—	$—	$238,900	$238,900
There were no securities transferred between Level 1, 2, and 3 during the three months ended March 31, 2026 and 2025.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
The following is a description, including valuation methodology, of the financial assets and liabilities measured at fair value on a recurring basis:
Cash and Cash Equivalents, Other Current Assets, and Other Non-Current Assets
Financial assets measured at fair value on a recurring basis classified within cash and cash equivalents, other current assets, and other non-current assets at March 31, 2026 consisted of cash invested in U.S. treasury bills with original maturities of three months or less at time of purchase and short-term money market funds that are readily convertible to known amounts of cash and redeemable daily at the election of the Company. The carrying value for these financial assets approximates fair value due to the near term maturities of the U.S treasury bills and money market fund's underlying security holdings resulting in an insignificant change in value because of changes in interest rates.
Marketable Securities
At March 31, 2026, the fair value of the Company’s Level 2 debt securities is obtained from quoted market prices of debt securities with similar characteristics, quoted prices from identical assets in inactive markets, or discounted cash flows to estimate fair value. The Company's Level 2 marketable securities consisted of off-the-run U.S. treasury bills. bonds. When quoted prices are available in an active market, these assets are classified in Level 1 of the fair value hierarchy. The Company's Level 1 marketable securities consisted of on-the-run U.S. treasury bills.
Note Purchase Agreement
On April 28, 2025, the Company entered into a Note Purchase Agreement ("NPA") as described in further detail in Note 6, "Notes Payable." The Company elected to account for the NPA under the fair value option as permitted by ASC 825, Financial Instruments.
The Company determined the fair value of the First Notes (as defined in Note 6, "Notes Payable") on April 28, 2025 was $255,880. The difference between the fair value at execution and the principal of $250,000 was due to a purchased loan commitment for the Second Notes (as defined in Note 6, "Notes Payable"). The purchased loan commitment resulted in a $5,880 offsetting asset recorded at its fair value within other current assets on the condensed consolidated balance sheet which was determined to be impaired and fully expensed to other income, net, as of December 31, 2025. The following table provides a roll forward of the fair value of the First Notes for which fair value is determined by Level 3 inputs from December 31, 2025 to March 31, 2026:

Amount
Fair value at December 31, 2025	$238,900
Loss on change in fair value reported in other income, net	3,012
Fair value at March 31, 2026	$241,912
The fair value of the First Notes represents the present value of estimated future payments under the NPA for the First Notes. The fair value of the First Notes is calculated using a scenario-based discounted cash flow model. The fair value measurement is based on significant Level 3 unobservable inputs such as management's assumptions on the probability and timing of regulatory approvals for product candidates, probability and timing of an early redemption of all obligations under the NPA for the First Notes, and discount rate using a risk-free rate plus Biohaven-specific senior secured credit risk.
Actual probability and timing of regulatory approvals, probability and timing of an early redemption event at the reporting date, and Biohaven-specific senior secured credit risk could be materially different than our assumptions, and, if so, would mean the estimated fair value could be significantly higher or lower than the fair value determined. An increase in the liability related to the First Notes between the reporting date and settlement date of the liability would have a material adverse effect on the Company's financial performance.
At March 31, 2026, the difference between the aggregate fair value and the aggregate unpaid principal balance of the First Notes was a discount of $8,088.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of March 31, 2026	As of December 31, 2025
Building and land	$14,078	$14,078
Leasehold improvements	2,697	2,697
Computer hardware and software	854	854
Office and lab equipment	12,437	12,437
Furniture and fixtures	2,024	2,024
	$32,090	$32,090
Accumulated depreciation	(16,834)	(16,126)
Property and equipment, net	$15,256	$15,964
Depreciation expense was $708 and $1,015 for the three months ended March 31, 2026 and 2025, respectively.
Other Non-current Assets
Other non-current assets consisted of the following:

	As of March 31, 2026	As of December 31, 2025
Operating lease right-of-use assets	$43,400	$45,058
Other	2,311	2,306
Other non-current assets	$45,711	$47,364
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of March 31, 2026	As of December 31, 2025
Accrued employee compensation and benefits	$4,428	$16,781
Accrued clinical trial costs	21,541	30,437
Operating lease liabilities - current portion	5,900	5,756
2025 Additional Consideration True-Up liability	—	42,710
Other accrued expenses and other current liabilities	9,784	8,607
Accrued expenses and other current liabilities	$41,653	$104,291
6. Notes Payable
Note Purchase Agreement
On April 28, 2025 (the “Closing Date”), the Company and certain of its subsidiaries entered into the Note Purchase Agreement, by and among Biohaven Therapeutics Ltd., as issuer (the “Issuer”), the Company and certain subsidiaries of the Company, as obligors (together with the Issuer, the “Obligors”), the Purchasers and Beetlejuice SA LLC, an affiliate of Oberland, as purchaser agent (the “Purchaser Agent”). Pursuant to the Note Purchase Agreement, the Purchasers agreed to purchase senior secured notes from the Issuer (i) in an initial tranche shortly after the Closing Date for an

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
6. Notes Payable (continued)
aggregate purchase price of $250,000 (the “First Notes”) and (ii) at the Company's option and subject to the satisfaction of certain conditions, including the receipt of approval from the U.S. Food and Drug Administration ("FDA") for troriluzole, in a second tranche in up to three purchases on or before June 30, 2026 for an aggregate purchase price of $150,000 (the “Second Notes”). The proceeds from the sale of the First Notes and the Second Notes may be used for working capital and permitted business purposes. The Issuer may also sell to the Purchasers, at the Issuer’s option and subject to the approval of each Purchaser agreeing to participate therein, in its sole discretion, additional notes in up to four purchases for an aggregate purchase price of $200,000 (the “Third Notes” and, together with the First Notes and the Second Notes, the “Notes”), the proceeds of which may be used solely to fund permitted acquisitions and related costs and expenses. The Company received approximately $250,000 in proceeds from the sale of the First Notes in April 2025.
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
In the event that by the reporting deadline of March 2, 2026, the Company's audited financial statements for the year ended December 31, 2025 or any year thereafter for the term of the agreement, are subject to any qualification, emphasis of matter or statement as to “going concern” or scope of audit, subject to certain exceptions, the Company would be in breach of its financial statement delivery covenant under the Note Purchase Agreement. In such event, if such requirement was not amended or waived by the Purchasers, the Purchasers could have the right to exercise their remedies under the Note Purchase Agreement, which could include, but not be limited to, declaring an event of default and accelerating payment of outstanding amounts thereunder (which amounted to $250,000 as of March 31, 2026), plus a required premium as noted above.
The Company elected to account for the Note Purchase Agreement using the fair value option as permitted by ASC 825. See Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
6. Notes Payable (continued)
2025 Form 10-K, and Note 4, "Fair Value of Financial Assets and Liabilities," to the accompanying condensed consolidated financial statements included in this Form 10-Q for further discussion.
7.   Shareholders' Equity
Changes in shareholders’ equity for the three months ended March 31, 2026 and 2025 were as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
Balances as of December 31, 2025	132,775,113	$1,934,276	$193,984	$(2,084,536)	$8,348	$52,072
Net loss	—	—	—	(130,532)	—	(130,532)
Issuance of common shares, net of offering costs	17,164,940	178,884	—	—	—	178,884
Issuance of common shares as payment under license and other agreements	76,383	858	—	—	—	858
Issuance of common shares under 2022 Equity Incentive Plan	490,054	18,890	(18,912)	—	—	(22)
Non-cash share-based compensation expense	—	—	28,286	—	—	28,286
Other comprehensive loss	—	—	—	—	(46)	(46)
Balances as of March 31, 2026	150,506,490	$2,132,908	$203,358	$(2,215,068)	$8,302	$129,500

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances as of December 31, 2024	101,221,989	$1,656,702	$112,369	$(1,345,714)	$79	$423,436
Net loss	—	—	—	(221,677)	—	(221,677)
Issuance of common shares as payment under license and other agreements	354,819	13,398	(8,554)	—	—	4,844
Issuance of common shares under 2022 Equity Incentive Plan	527,216	19,246	(19,410)	—	—	(164)
Non-cash share-based compensation expense	—	—	53,062	—	—	53,062
Other comprehensive loss	—	—	—	—	(6)	(6)
Balances as of March 31, 2025	102,104,024	$1,689,346	$137,467	$(1,567,391)	$73	$259,495
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

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
7.   Shareholders' Equity (Continued)
During the three months ended March 31, 2026, the Company sold and issued 17,164,940 common shares under the Equity Distribution Agreement, as amended, for net proceeds of approximately $178,884. In total, as of March 31, 2026, the Company has sold and issued 21,413,528 common shares under the Equity Distribution Agreement, as amended, for net proceeds of approximately $325,134. As of March 31, 2026, additional common shares having an aggregate offering price of up to $118,694 remain available to be issued.
Maskbegone Agreement
In January 2026, the Company and Maskbegone LLC ("Maskbegone") entered into a development and license agreement (the "Maskbegone Agreement"), pursuant to which Biohaven obtained the exclusive rights to develop and commercialize certain products developed under the Maskbegone Agreement related to the use of oxytocin and derivatives of oxytocin in the treatment of tinnitus. As consideration under the Maskbegone Agreement, the Company paid an upfront payment of 76,383 common shares valued at approximately $858, which were issued and recognized in R&D expense during the first quarter of 2026.
Maskbegone is eligible to receive up to 381,912 additional common shares of the Company under the Maskbegone Agreement which are contingent on the achievement of certain success-based developmental and regulatory milestones. The Company has not recorded these potential contingent consideration payments as liabilities in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at March 31, 2026.
Merus Agreement
In January 2025, the Company entered into a research, co-development and collaboration agreement (the "Merus Agreement") with Merus N.V. ("Merus") to co-develop three novel dual-targeting antibody drug conjugates ("ADCs"), leveraging Merus’ Biclonics® technology platform, and Biohaven's next-generation ADC conjugation and payload platform technologies. As consideration under the Merus Agreement, the Company paid an upfront payment of 132,700 common shares valued at approximately $4,844 as of the effective date, which were issued in February 2025. The upfront payment was recognized as R&D expense in the first quarter of 2025. In January 2026, the Company received notice from Merus that the development programs for the three ADCs were being terminated subsequent to the acquisition of Merus by Genmab A/S.
FGFR3 Agreement
In December 2024, the Company, GeneQuantum Healthcare (Suzhou) Co. Ltd. ("GeneQuantum") and Aimed Bio, Inc. ("Aimed Bio") entered into a development and license agreement (the "FGFR3 Agreement") pursuant to which Biohaven obtained the exclusive rights to develop and commercialize GeneQuantum's and Aimed Bio's joint research fibroblast growth factor receptor 3 ("FGFR3") ADC program. As consideration under the FGFR3 Agreement, the Company paid an upfront payment of 222,119 common shares valued at approximately $8,554 as of the effective date, which was recognized as R&D expense in the fourth quarter of 2024 and the obligation to issue common shares was recorded to additional paid in capital on the condensed consolidated balance sheet. The shares were issued in January 2025.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
8. Accumulated Other Comprehensive Income
Shareholders’ equity included the following activity in accumulated other comprehensive income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net unrealized investment (losses) gains:
Beginning of period balance	$60	$69
Other comprehensive loss(1)	(62)	(29)
End of period balance	(2)	40

Foreign currency translation adjustments:
Beginning of period balance	8	10
Other comprehensive income(1)	16	23
End of period balance	24	33

Instrument-specific credit risk of liabilities measured at fair value:
Beginning of period balance	8,280	—
Other comprehensive income(1)	—	—
End of period balance	8,280	—

Total beginning of period accumulated other comprehensive income	8,348	79
Total other comprehensive loss	(46)	(6)
Total end of period accumulated other comprehensive income	$8,302	$73
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

	Three Months Ended March 31,
	2026	2025
Research and development expenses	$18,475	$35,233
General and administrative expenses	9,811	17,829
Total non-cash share-based compensation expense	$28,286	$53,062
As of March 31, 2026, total unrecognized compensation cost related to the unvested share-based awards was $111,052, which is expected to be recognized over a weighted average period of 2.04 years. The Company did not

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
9.   Non-Cash Share-Based Compensation (Continued)
recognize any material tax benefit or expense related to the exercise of share options or vesting of RSUs during the three months ended March 31, 2026 and 2025.
Share Options
All share option grants are awarded at fair value on the date of grant. The fair value of share options is estimated using the Black-Scholes option pricing model. Share options generally expire 10 years after the grant date.
The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company's common shares for those share options that had exercise prices lower than the fair value of the Company's common shares at March 31, 2026. The total intrinsic value of share options exercised during the three months ended March 31, 2026 and 2025 was $91 and $1,424, respectively.
The weighted average grant date fair value per share of share options granted under the Company's equity incentive plan during the three months ended March 31, 2026 and 2025 was $8.67 and $26.25, respectively. The Company expects approximately 6,326,879 of the unvested share options to vest over the requisite service period.
The following table is a summary of the Company's share option activity for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2025	15,649,514	$21.06
Granted	4,720,174	$11.51
Exercised	(18,935)	$7.00
Forfeited	(39,675)	$30.52
Outstanding as of March 31, 2026	20,311,078	$18.84	7.81	$10,895
Options exercisable as of March 31, 2026	13,984,199	$17.56	7.17	$10,895
Vested and expected to vest as of March 31, 2026	20,311,078	$18.84	7.81	$10,895
Restricted Share Units
The Company’s RSUs are considered nonvested share awards and require no payment from the employee. For each RSU, employees receive one common share at the end of the vesting period. Compensation cost is recorded based on the market price of the Company’s common shares on the grant date and is recognized on a straight-line basis over the requisite service period.
The total fair value of RSUs vested during the three months ended March 31, 2026 and 2025 was $4,876 and $19,215, respectively.
The following table is a summary of the RSU activity for the three months ended March 31, 2026:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	1,402,696	$38.48
Granted	15,850	$11.02
Forfeited	(13,582)	$38.97
Vested	(482,437)	$39.01
Unvested as of March 31, 2026	922,527	$37.73

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

10.   Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven was calculated as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(130,532)	$(221,677)
Denominator:
Weighted average common shares outstanding—basic and diluted	147,615,197	101,943,396
Net loss per share — basic and diluted	$(0.88)	$(2.17)
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

	As of March 31,
	2026	2025
Options to purchase common shares	20,311,078	15,434,370
Warrants to purchase common shares	—	294,195
Restricted share units	922,527	1,407,101
Total	21,233,605	17,135,666
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
License and Other Agreements
As of March 31, 2026, the Company had potential future developmental, regulatory and commercial milestone payments under its license and other agreements of up to approximately $138,788, $711,600, and $3,185,450, respectively. See below for a detailed discussion of these agreements. The Company has not recorded these potential contingent consideration payments as liabilities in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at March 31, 2026.
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
The Yale Agreement was amended and restated in May 2019. As of March 31, 2026, under the amended Yale Agreement, the Company had remaining contingent regulatory approval milestone payments of up to $2,000 and annual royalty payments of a low single-digit percentage based on net sales of riluzole-based products from the licensed patents or from products based on troriluzole. Under the amended and restated agreement, the royalty rates are reduced as

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  License, Acquisitions and Other Agreements (Continued)
compared to the original agreement. In addition, under the amended and restated agreement, the Company may develop products based on riluzole or troriluzole. The amended and restated agreement retains a minimum annual royalty of up to $1,000 per year, beginning after the first sale of product under the agreement. If the Company grants any sublicense rights under the Yale Agreement, it must pay Yale University a low single-digit percentage of sublicense income that it receives.
For the three months ended March 31, 2026 and 2025, the Company did not record any material milestone or royalty payments under the Yale Agreement.
In January 2021, the Company entered into a worldwide, exclusive license agreement with Yale University for the development and commercialization of a novel Molecular Degrader of Extracellular Protein ("MoDE") platform (the "Yale MoDE Agreement"). The platform pertains to the clearance of disease-causing protein and other biomolecules by targeting them for lysosomal degradation using multi-functional molecules. The Yale MoDE Agreement includes an obligation to pay a minimum annual royalty of up to $1,000 per year, and low single digit royalties on the net sales of licensed products. If the Company grants any sublicense rights under the Yale MoDE Agreement, it must pay Yale University a low single-digit percentage of sublicense income that it receives. As of March 31, 2026, under the Yale MoDE Agreement, the Company had remaining contingent development and commercial milestone payments of up to $538 and $2,950, respectively. The Yale MoDE Agreement terminates on the later of twenty years from the effective date, twenty years from the filing date of the first investigational new drug application for a licensed product or the last to expire valid claim of a licensed patent.
The Company did not record any material milestone or royalty payments under the Yale MoDE Agreement for the three months ended March 31, 2026 and 2025.
ALS Biopharma Agreement
In August 2015, the Company entered into an agreement (the "ALS Biopharma Agreement") with ALS Biopharma and Fox Chase Chemical Diversity Center Inc. ("FCCDC"), pursuant to which ALS Biopharma and FCCDC assigned the Company their worldwide patent rights to a family of over 300 prodrugs of glutamate modulating agents, including troriluzole, as well as other innovative technologies. Under the ALS Biopharma Agreement, the Company is obligated to use commercially reasonable efforts to commercialize and develop markets for the patent products. As of March 31, 2026, under the ALS Biopharma Agreement, the Company had remaining contingent regulatory approval milestone payments of up to $4,000, as well as royalty payments of a low single-digit percentage based on net sales of products licensed under the ALS Biopharma Agreement, payable on a quarterly basis.
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
For the three months ended March 31, 2026 and 2025, the Company did not record any material milestone or royalty payments under the ALS Biopharma Agreement.
Taldefgrobep Alfa License Agreement
In February 2022, following the transfer of intellectual property, the Company announced that it entered into a worldwide license agreement with Bristol Meyers Squibb ("BMS") for the development and commercialization rights to taldefgrobep alfa (also known as BMS-986089), a novel, Phase 3-ready anti-myostatin adnectin (the "Taldefgrobep Alfa License Agreement").
As of March 31, 2026, under the Taldefgrobep Alfa License Agreement, the Company had remaining contingent regulatory approval milestone payments of up to $200,000, as well as tiered, sales-based royalty percentages from the high teens to the low twenties. There were no upfront or contingent payments to BMS related to the Taldefgrobep Alfa License Agreement.
For the three months ended March 31, 2026 and 2025, the Company did not record any material milestone or royalty payments under the Taldefgrobep Alfa License Agreement.

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
As of March 31, 2026, under the Highlightll Agreement, the Company had remaining contingent development, regulatory approval, and commercial milestone payments of up to $60,000, $37,500, and $837,500, respectively. Additionally, the Company has agreed to make tiered royalty payments as a percentage of net sales starting at mid-single digits and peaking at low teens digits. During the royalty term, if the Company offers to include China clinical sites in its Phase 3 study sufficient for submission to Chinese National Medical Products Administration and Highlightll, at its sole discretion, agrees, then Highlightll will pay royalties in the low tens digits to the Company on China sales upon approval.
The Highlightll Agreement terminates on a country-by-country basis upon expiration of the royalty term and can also be terminated if certain events occur, such as material breach or insolvency.
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
For the three months ended March 31, 2026 and 2025, the Company did not record any material milestone or royalty payments related to the Highlightll Agreement.
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

	Three Months Ended March 31,
	2026	2025
Upfront Payments - Cash*	—	5,000
Upfront Payments - Issuance of Common Shares	$858	$4,884
*The amount for the three months ended March 31, 2025 includes $3,750 recorded to research and development expense related to cash owed for upfront payments which were not yet paid as of March 31, 2025 and was recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of March 31, 2025.
Acquisitions
Kv7 Platform Acquisition
In April 2022, the Company closed the acquisition from Knopp Biosciences LLC ("Knopp") of Channel Biosciences, LLC (“Channel”), a wholly owned subsidiary of Knopp owning the assets of Knopp’s Kv7 channel targeting platform (the “Kv7 Platform Acquisition”), pursuant to the Membership Interest Purchase Agreement, dated February 24, 2022 (the "Purchase Agreement").
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
In May 2024, the Company entered into the Knopp Amendment under which the parties thereto agreed to replace the scaled high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for opakalim and the pipeline programs. The parties also agreed to reduce the success-based payments payable under the Purchase Agreement. The Company retains the ability to pay these contingent milestone payments in cash or in the Company's common shares at Biohaven's election, subject to the same increases if the Company elects to pay in the Company's common shares. As of March 31, 2026, under the Purchase Agreement, as amended, the Company had remaining success-based payments comprised of (i) to up to $185,000 based on regulatory approvals in the United States and EMEA for opakalim and (ii) up to an additional $60,000 based on regulatory approval in the United States for the other Kv7 pipeline programs.
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
The Company concluded that the agreement to issue the 2024 Additional Consideration at a future date represented a fixed forward contract under ASC 815, Derivatives and Hedging, and classified the commitment as a forward contract liability on its condensed consolidated balance sheet on the execution date of the Knopp Amendment. The Company initially measured the forward contract associated with the 2024 Additional Consideration at a fair value of $75,220, which was recorded as R&D expense during the three months ended June 30, 2024 in its condensed consolidated statements of operations and comprehensive loss. In May 2024, the Company issued the 2024 Additional Consideration at an approximate value of $65,981 and recognized a gain of $9,239 in other (expense) income, net in its condensed consolidated statement of operations and comprehensive loss. The gain on settlement of the 2024 Additional Consideration was due to the decline in fair value of the 2024 Additional Consideration from the execution date to the issuance date due to a decline in Biohaven's share price.
The Company concluded that the 2024 Additional Consideration True-Up represented a net cash settled written put option on the Company’s shares and was a freestanding derivative liability under ASC 815. Accordingly, the Company classified the 2024 Additional Consideration True-Up as a current derivative liability on its condensed consolidated balance sheet. The Company initially recorded the 2024 Additional Consideration True-Up at a fair value of $15,540, which was recorded as R&D expense during the three months ended June 30, 2024 in its condensed consolidated statements of operations and comprehensive loss. The Company subsequently remeasured the fair value of the derivative liability and recognized gains or losses through other income, net in its condensed consolidated statement of operations and comprehensive loss. The 2024 Additional Consideration True-Up was settled in December 2024, with no cash payment due upon expiration.
The Company concluded that the agreement to issue the 2025 Additional Consideration at a future date represented a forward contract settleable in a variable number of shares under ASC 480, Distinguishing Liabilities from Equity, and classified the commitment as a current forward contract liability on its condensed consolidated balance sheet. The Company initially measured the 2025 Additional Consideration at a fair value of $63,940, which was recorded as R&D expense during the three months ended June 30, 2024 in its condensed consolidated statement of operations and comprehensive loss. The Company subsequently remeasured the fair value of the forward contract liability and recognized gains or losses through other (expense) income, net in its condensed consolidated statement of operations and comprehensive loss. During the three months ended March 31, 2025, the Company recognized a loss of $1,820 related

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  License, Acquisitions and Other Agreements (Continued)
to the 2025 Additional Consideration. In June 2025, the Company issued the 2025 Additional Consideration and the related forward contract liability was settled.
The Company concluded that the 2025 Additional Consideration True-Up represented a net cash settled written put option on the Company’s shares and was a freestanding derivative liability under ASC 815. Accordingly, the Company classified the 2025 Additional Consideration True-Up as a non-current derivative liability on its condensed consolidated balance sheet. The Company initially recorded the 2025 Additional Consideration True-Up at a fair value of $13,810, which was recorded as R&D expense during the three months ended June 30, 2024. The Company subsequently remeasured the fair value of the derivative liability and recognized gains or losses through other income, net in its condensed consolidated statement of operations and comprehensive loss. The Company recognized a loss of $1,790 for the three months ended March 31, 2025 related to the 2025 Additional Consideration True-Up. The 2025 Additional Consideration True-up was settled in December 2025, and a cash payment of $42,710 was owed to Knopp as of December 31, 2025. The cash payment due to Knopp was recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of December 31, 2025 and was made to Knopp in the first quarter of 2026.
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
The Company has not recorded any of the remaining contingent consideration payments to Knopp as a liability in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at March 31, 2026.
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
As of March 31, 2026, under the Pyramid Agreement, the Company had remaining success-based payments comprised of (i) up to $5,000 based on developmental and regulatory milestones for the lead asset, BHV-1510 (formerly known as PBI-410), (ii) up to an additional $30,000 based on developmental and regulatory milestones for a second asset (formerly known as PBI-200) and (iii) up to $40,000 for commercial sales-based milestones of BHV-1510. Contingent developmental and regulatory milestone payments may be paid in cash or Biohaven common shares at the election of Biohaven and commercial sales-based milestones are to be made in cash.
The Company has not recorded any of the remaining contingent consideration payments as a liability in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at March 31, 2026.
For the three months ended March 31, 2026 and 2025, the Company did not record any material milestone payments related to the Pyramid Agreement.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

12.   Commitments and Contingencies
Lease Agreements
The Company's leases primarily consist of lab and office space for use in its operations. Other than the Cambridge Lease Amendment defined and described below, there have been no material changes to the lease obligations from those disclosed in Note 12, "Commitments and Contingencies" to the consolidated financial statements included in the 2025 Form 10-K.
Cambridge Lease Amendment
In April 2026, the Company entered into an amendment to its existing agreement for office and laboratory space in Cambridge, Massachusetts (the "Cambridge Lease Amendment"). The amendment, which will be effective as of June 30, 2026, reduces the leased space by 2,858 square feet and reduces the existing base rent by approximately $400 to a base annual rent of $3,205, subject to annual 3% escalations.
Research Commitments
The Company has entered into agreements with several contract manufacturing organizations ("CMOs") and contract research organizations ("CROs") to provide products and services in connection with the Company’s preclinical studies and clinical trials. As of March 31, 2026, the Company had no research commitments in excess of one year.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2026 or December 31, 2025.
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
Under the Moda Agreement, the Company agreed to make success-based payments based on developmental, regulatory, and commercial milestones. The Moda Agreement has a term of four years and may be terminated earlier by the Company or Moda under certain circumstances including, for example, the Company's discontinuation of research on the MoDE platform or default. In August 2023, the Company entered into an amendment to the Moda Agreement with Moda. As of March 31, 2026, under the Moda Agreement, as amended, the Company had remaining contingent development, regulatory approval, and commercial milestone payments of up to $31,245, $22,000, and $104,612, respectively.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
12.  Commitments and Contingencies (Continued)

The Company did not record any material research and development expense or make any milestone payments related to the Moda Agreement for the three months ended March 31, 2026 and 2025.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. In accordance with ASC 450, Contingencies, if a loss contingency associated with a legal matter is probable to be incurred and the amount of loss can be reasonably estimated, an accrual is recorded on the condensed consolidated balance sheet. As of March 31, 2026, excluding the below, there were no matters which would have a material impact on the Company’s financial results.
Shareholder Complaint
On July 14, 2025, a lawsuit was filed in the United States District Court for the District of Connecticut against Biohaven Ltd. and certain of its officers alleging federal securities law violations. In an amended complaint filed on March 16, 2026, plaintiffs allege claims on behalf of a putative class of purchasers of Biohaven stock between March 24, 2023 and January 5, 2026, contending that Biohaven and the officer defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 based on alleged misstatements or omissions in certain Biohaven press releases and SEC filings concerning, among other things, (i) the outlook for and clinical data supporting troriluzole as a treatment for SCA spinocerebellar ataxia and (ii) opakalim’s efficacy and clinical prospects as a treatment for bipolar disorder. Plaintiffs also claim the individual defendants are liable for the alleged securities violations through derivative “control person” claims under Section 20(a) of the Exchange Act. The Company believes that the claims are without merit and plans to file a motion to dismiss on or before May 18, 2026.
13. Related Party Transactions
Related Party Agreements
License Agreement with Yale University
On September 30, 2013, the Company entered into the Yale Agreement with Yale University (see Note 11, "License, Acquisitions and Other Agreements"). The Company’s Chief Executive Officer ("CEO") is one of the inventors of the patents that the Company has licensed from Yale University and, as such, is entitled to a specified share of the glutamate product-related royalty revenues that may be received by Yale University under the Yale Agreement.
In January 2021, the Company entered into the Yale MoDE Agreement with Yale University (see Note 11, "License, Acquisitions and Other Agreements," for details). Under the license agreement, the Company acquired exclusive, worldwide rights to Yale University's intellectual property directed to its MoDE platform.
For the three months ended March 31, 2026 and 2025, the Company recorded $775 and $521, respectively, in R&D expense, including certain administrative expenses, related to the Yale MoDE Agreement and the Yale Agreement (collectively, the "Yale Agreements"). As of March 31, 2026, the Company did not owe any amounts to Yale University.
14. Segment Information
The Company manages its operations as a single segment focused on the discovery, development, and commercialization of life-changing treatments in key therapeutic areas, including immunology, neuroscience, and oncology. Biohaven's CEO, as the Company's chief operating decision maker, manages and allocates resources at a consolidated level.
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

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
14. Segment Information (continued)

Additional information about segment profit or loss and significant segment expenses is as follows:

	Three Months Ended March 31,
	2026	2025
Direct R&D program expense
BHV-4157 (Troriluzole)	$6,922	$13,788
BHV-2000 (Taldefgrobep Alfa)	9,332	6,184
BHV-7000 & BHV-7010 (Kv7)	19,732	31,573
BHV-2100 & BHV-2110 (TRPM3 Antagonist)	(205)	16,748
BHV-8000 (TYK2/JAK1)	5,170	4,373
BHV-1300 (IgG Degrader)	1,142	8,621
BHV-1310 (IgG Degrader)	(34)	1,074
BHV-1400 (IgA Degrader)	5,137	4,860
BHV-1600 (β1-AR AAB Degrader)	190	3,003
BHV-1510 (TROP-2)	4,037	4,490
BHV-1530 (FGFR3)	1,199	3,176
Other R&D program expense	49	511
Preclinical research programs R&D Expense	8,549	25,535
R&D personnel expense (excluding share-based compensation)(1)	21,012	21,138
R&D Share-based compensation expense	18,475	35,233
G&A personnel expense (excluding share-based compensation)(1)	5,455	6,474
G&A Share-based compensation expense	9,811	17,829
Other segment items (2)	14,455	16,951
Non-operating income	(168)	(493)
Provision for income taxes	272	609
Segment net loss	130,532	221,677

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net loss	$130,532	$221,677
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”). Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC.
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
Overview
We are a biopharmaceutical company focused on the discovery, development, and commercialization of life-changing treatments in key therapeutic -areas, including immunology, obesity, neuroscience, and oncology. We are advancing our innovative portfolio of therapeutics, leveraging our proven drug development experience and multiple proprietary drug development platforms.
In the fourth quarter of 2025, we initiated strategic portfolio and cost-optimization measures to prioritize three key, late-stage, clinical programs that we believe have the greatest potential for value generation. These key clinical programs include Kv7 ion channel modulation for epilepsy; Molecular Degrader of Extracellular Proteins (“MoDE”) and Targeted Removal of Aberrant Protein ("TRAP") extracellular protein degradation for immunological diseases; and myostatin-activin pathway targeting agent for neuromuscular and metabolic diseases, including obesity (collectively, the "key programs").
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
Our lead MoDE, BHV-1300, has demonstrated deep lowering of IgG > 80% in Phase 1 clinical trials and is being developed as a proprietary subcutaneous formulation in conjunction with an autoinjector for easy-to-use self-administration. Data in the first Graves' patient dosed with BHV-1300 demonstrated complete suppression of autoantibodies targeting the TSH receptor and normalization of T3 and T4 within one month of dosing. We plan to initiate a pivotal trial by mid-year 2026.
BHV-1400, Biohaven's first TRAP molecule, is designed to specifically target the pathogenic driver of IgAN, galactose deficient IgA1 (Gd-IgA1) without suppressing the healthy immune system. BHV-1400 has been dosed in a clinically concluded phase 1 study in normal healthy volunteers and continues to be dosed in an expansion cohort of IgAN patients with plans to initiate the pivotal study in IgAN patients by mid-year 2026. Data from the first, and lowest, dose cohort and each subsequent cohort thereafter of BHV-1400 demonstrated clear differentiation from competitors in the IgA nephropathy space, with deep, rapid lowering of Gd-IgA1 within hours and preservation of host immunoglobulins ("Ig") including IgG, IgA, IgE, and IgM. These results have now been re-capitulated in the first IgAN patients dosed, with improvements noted in hematuria, proteinuria, and eGFR within the first month of dosing.
BHV-1300
BHV-1300 has demonstrated deep lowering of IgG1, 2 and 4 in Phase 1 clinical trials and is being developed as a proprietary subcutaneous formulation in conjunction with an autoinjector for easy-to-use self-administration. BHV-1300 was rationally designed to spare IgG3, potentially allowing for preservation of host defense. BHV-1300 is being developed for the treatment of common immune mediated-diseases, such as Graves' disease, with potential future development for rheumatoid arthritis ("RA"). Graves' disease is a disease in which IgG1 autoantibodies stimulate the thyroid to produce excess thyroid hormone. Targeted removal of disease-causing IgG has the potential to eliminate the pathogenic thyroid-stimulating antibody and modify the disease. Graves' disease is estimated to impact 1% of the population globally. RA is a chronic autoimmune disease estimated to affect 1 to 2% of the global population. RA primarily affects the joints, causing pain, swelling, stiffness, and loss of function.

In May 2025, we released positive data from our clinically concluded Phase 1 study of BHV-1300. In the Phase 1 multiple-dose study, subcutaneously administered BHV-1300 achieved IgG reductions up to 87%. Median maximum reductions of 83% were achieved within 18 days (see figure below). We previously reported the 1000 mg weekly dose achieved rapid, deep and sustained reductions in total IgG of up to 84%, with a median reduction of 80% by Week 4. Reductions at all doses occurred within hours of administration, were progressive, and effects were durable between dosing intervals. The range of IgG lowering enabled by different dose levels of BHV-1300 offers tunability and flexibility in dosing paradigm, with higher doses planned for management of acute conditions, and lower, less frequent dosing planned for the management of chronic disease.
In the preliminary data reported, BHV-1300 was safe and well-tolerated in subcutaneous doses up to 2000 mg with no clinically significant increases in ALT, AST, or bilirubin, no clinically significant reductions in albumin, and no clinically significant increases in cholesterol over the four-week dosing period compared to placebo. There were no clinically significant reductions in IgG3, IgA, IgE, or IgM compared to baseline. Most AEs were mild and self-resolving, and there were no serious or severe AEs. A Phase 1b study has been initiated to evaluate the effect in participants with Graves' disease. We plan to initiate a pivotal trial of BHV-1300 in Graves’ disease by mid-year 2026 and expect to pursue additional follow-on studies in other autoimmune diseases. We are evaluating and have not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.
In January 2026, we announced that the first-in-patient clinical experience with BHV-1300 resulted in a complete suppression of disease-causing TSH receptor-stimulating antibodies with accompanying normalization of previously elevated thyroid hormones within weeks after dosing a patient with Graves' disease.
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
BHV-1400 has been safe and well-tolerated across the ongoing Phase 1 study. Most AEs were mild and self-resolving, there were no discontinuations due to study drug AEs, and there were no serious or severe study drug AEs. There were no clinically significant increases in ALT, AST or bilirubin, no clinically significant reductions in albumin and no clinically significant increases in cholesterol relative to placebo over the 4-week dosing period. There were no clinically significant reductions in other immunoglobulins including IgG, IgA, IgE, or IgM relative to baseline. Based upon the rapid and deep reductions of Gd-IgA1 observed with SC BHV-1400, we have expanded our Phase 1 study of BHV-1400 in patients with IgAN, and ultimately plan to initiate a pivotal trial using urine protein-creatinine ratio as a surrogate endpoint for accelerated approval.
In the fourth quarter of 2025, we completed a meeting with the FDA to align on a pivotal IgAN study design, which we expect to initiate by mid-year 2026. We are evaluating and have not yet finalized potential clinical trial designs, including size and primary and secondary endpoints.
In January 2026, we announced that first dosing of BHV-1400 in IgAN patients achieved early observations of both biomarker and clinical responses including: selective lowering of only the disease-causing galactose-deficient IgA1 while sparing off-target effects on healthy antibodies (IgA, IgM, IgE, IgG), resolution of blood in the urine (hematuria), deep reductions in proteinuria, and improvement in fatigue and kidney function (eGFR) within weeks.
Kv7
Opakalim (BHV-7000)
In April 2022, we closed the acquisition from Knopp of Channel, a wholly owned subsidiary of Knopp owning the assets of Knopp’s Kv7 channel targeting platform, pursuant to the Purchase Agreement. The acquisition of the Kv7 channel targeting platform added the latest advances in ion-channel modulation to our neuroscience portfolio. Opakalim (formerly known as KB-3061 and also referred to as BHV-7000), the lead asset from the Kv7 platform is an activator of Kv7.2/Kv7.3, a key ion channel involved in neuronal signaling and in regulating the hyperexcitable state in epilepsy.
In the second quarter of 2022, our Clinical Trial Application for opakalim was approved by Health Canada, and we subsequently began Phase 1 clinical development. First-in-human single ascending dose ("SAD") and multiple ascending dose ("MAD") studies were completed. Opakalim was well-tolerated at all dose levels evaluated in these studies with no serious adverse events and no dose-limiting toxicities.
In 2023, we initiated a Phase 1 open-label electroencephalogram ("EEG") study designed to evaluate the effects of opakalim on changes from baseline in EEG spectral power after administration of single doses of opakalim (10, 25, or 50 mg) to healthy adult volunteers. Opakalim was well-tolerated at all doses studied and EEG data showed dose-dependent increases in brain spectral power, with minimal power increase in the delta frequency band and the highest spectral power increases in the alpha, beta, and gamma frequency bands. The minimal impact of opakalim on slower frequencies (i.e., delta) is consistent with the low incidence of central nervous system ("CNS") adverse events, in particular somnolence, seen in the opakalim Phase 1 SAD/MAD studies, and the study results confirmed the CNS activity of opakalim at projected therapeutic concentrations.
Based on the results from the EEG study and the safety profile in SAD/MAD trials, along with PK data from a new once-daily extended-release formulation, Biohaven began exploring three oral dose levels of once-daily opakalim (25 mg, 50 mg, and 75 mg) in Phase 2/3 clinical trials in epilepsy. This dosing approach with a Kv7 activator allowed for assessment of target concentrations over a wide range, above and below EC50 drug concentrations that were efficacious in nonclinical models.
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
In addition, Biohaven is currently conducting an open-label extension ("OLE") study to evaluate the long-term efficacy and safety of opakalim in participants who completed either parent study. Review of data from the ongoing open-label clinical trial experience with opakalim in focal epilepsy support the potential for opakalim to achieve efficacy and to deliver a favorable and differentiated safety profile. Open-label treatment with opakalim demonstrated clinically meaningful reductions in seizure frequency compared to the pretreatment baseline observation period prior to randomization. Specifically, 55% of participants showed ≥50% reductions in seizure frequency (≥50% responder rate), for those who completed at least 6 months of treatment with opakalim 75 mg once daily in the open-label study; and this result is comparable to the ≥50% responder rate published for other investigational agents in the class such azetukalner (which has reported 56% of patients with a ≥50% responder rate over any consecutive (best) 6-month period from its Phase 2b OLE data). Notably, the antiseizure effects of opakalim were correlated with plasma concentrations, based on a preliminary exposure-response analysis. Opakalim was well-tolerated in the open-label study with a low incidence of CNS adverse events, consistent with prior studies with opakalim.
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

Based on non-clinical and clinical data, Biohaven initiated a Phase 2 study of taldefgrobep in the management of obesity in the fourth quarter of 2025. In March 2026, we announced that enrollment in the study was complete. Topline results for the Phase 2 proof-of-concept study are expected in the second half of 2026. The study will evaluate the ability of taldefgrobep to reduce fat mass and total body weight while increasing lean muscle mass. The study is a placebo-controlled study evaluating two dosing schedules of taldefgrobep versus placebo. Approximately 150 participants will be randomized to receive taldefgrobep or matching placebo over a 24-week double-blind treatment period followed by an additional 24 weeks of open-label extension during which all participants will receive taldefgrobep. Key endpoints include the change in total body weight, lean mass, fat mass, and metabolic parameters, along with a comprehensive assessment of safety. See below for trial design.
Other Program Updates
As previously noted, in the fourth quarter of 2025 we initiated a strategic reprioritization of our development platforms and are now focused on our key programs to prioritize resources. As a result, development of programs outside of our key programs (the "non-key programs") may be substantially downsized, paused or delayed. There have been no material updates to our non-key programs from the 2025 Form 10-K.
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
Operating Expenses
Research and Development Expenses
R&D expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs as incurred. These expenses include:
•expenses incurred under agreements with CROs or CMOs, as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
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
Prior to settlement, the fair value of the forward contracts and derivative liabilities recognized in connection with the Knopp Amendment was determined using a Monte Carlo simulation of the Company's stock price over the respective duration and terms of each instrument being valued. Refer to Note 4, "Fair Value of Financial Assets and Liabilities," to the accompanying condensed consolidated financial statements included in this Form 10-Q for detail on valuation inputs and methodology. The fair value of these liabilities were recorded on the condensed consolidated balance sheets with changes in fair value recorded in other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss.
Net investment income is comprised of interest income and net accretion and amortization on investments in addition to realized gains and losses. Refer to Note 3, "Marketable Securities," to the accompanying condensed consolidated financial statements included in this Form 10-Q for further discussion of our investments.
As permitted under ASC 825, Financial Instruments, we elected the fair value option for our note payable liability under the Note Purchase Agreement. Accordingly, the note payable was initially measured at issuance based on an estimated fair value and is subsequently remeasured on a recurring basis at each reporting period date. Changes in fair value, other than those attributed to changes in instrument-specific credit risk, are recorded within other (expense) income, net on our condensed consolidated statements of operations and comprehensive loss. Refer to Note 4, "Fair Value of Financial Assets and Liabilities," to the accompanying condensed consolidated financial statements included in this Form 10-Q for detail on valuation inputs and methodology and Note 6, "Notes Payable," to the accompanying condensed consolidated financial statements included in this Form 10-Q for further discussion of the terms of the Note Purchase Agreement.
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
We have historically outsourced all of the research and clinical development for our programs under a master services agreement with our subsidiaries, Biohaven Pharmaceuticals, Inc. ("BPI") and Biohaven Biosciences Ireland Limited (“BBIL”). Under these arrangements, both companies were profitable during the three months ended March 31, 2026 and 2025. BPI and BBIL are subject to taxation in the United States and Ireland, respectively. As such, in each reporting period, the tax provision includes the effects of the results of profitable operations of BPI and BBIL.
At March 31, 2026 and December 31, 2025, we continued to maintain a full valuation allowance against our net deferred tax assets, comprised primarily of research and development tax credit carryforwards and net operating loss carryforwards, based on management’s assessment that it is more likely than not that the deferred tax assets will not be realized.
Our income tax provision primarily relates to the profitable operations of our subsidiaries in the United States and Ireland.

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following tables summarize our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
In thousands
Operating expenses:
Research and development	$103,827	$187,584	$(83,757)
General and administrative	26,601	33,977	(7,376)
Total operating expenses	130,428	221,561	(91,133)
Loss from operations	(130,428)	(221,561)	91,133
Other income, net	168	493	(325)
Loss before provision for income taxes	(130,260)	(221,068)	90,808
Provision for income taxes	272	609	(337)
Net loss	$(130,532)	$(221,677)	$91,145
Research and Development Expenses

	Three Months Ended March 31,
	2026	2025	Change
In thousands
Direct research and development expenses by program:
BHV-4157 (Troriluzole)	$6,922	$13,788	$(6,866)
BHV-2000 (Taldefgrobep Alfa)	9,332	6,184	3,148
BHV-7000 & BHV-7010 (Kv7)	19,732	31,573	(11,841)
BHV-2100 & BHV-2110 (TRPM3 Antagonist)	(205)	16,748	(16,953)
BHV-8000 (TYK2/JAK1)	5,170	4,373	797
BHV-1300 (IgG Degrader)	1,142	8,621	(7,479)
BHV-1310 (IgG Degrader)	(34)	1,074	(1,108)
BHV-1400 (IgA Degrader)	5,137	4,860	277
BHV-1600 (β1-AR AAB Degrader)	190	3,003	(2,813)
BHV-1510 (TROP-2)	4,037	4,490	(453)
BHV-1530 (FGFR3)	1,199	3,176	(1,977)
Other programs	49	511	(462)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	39,487	56,371	(16,884)
Preclinical research programs	8,549	25,535	(16,986)
Other	3,120	7,277	(4,157)
Total research and development expenses	$103,827	$187,584	$(83,757)
R&D expenses, including non-cash share-based compensation costs, were $103.8 million for the three months ended March 31, 2026, compared to $187.6 million for the three months ended March 31, 2025. The decrease of $83.8 million was primarily due to decreases in direct program spend and preclinical spend, and non-cash share-based compensation expense in 2026 as compared to the same period in the prior year.The decrease in direct program spend was largely due to our strategic reprioritization of programs which was implemented in the fourth quarter of 2025. The $17.0 million decrease in preclinical research programs was primarily due to an upfront share payment valued at $4.9 million and an accrual for an upfront cash payment of $5.0 million related to agreements entered into during the three months ended March 31, 2025.
Non-cash share-based compensation expense was $18.5 million for the three months ended March 31, 2026, a decrease of $16.8 million as compared to the same period in 2025. Non-cash share-based compensation expense was lower in 2026 primarily due to our annual equity incentive awards granted in the first quarter of 2026, which had a lower grant date fair value per share than the annual awards granted in the first quarter of 2025.
General and Administrative Expenses
General and administrative expenses were $26.6 million for the three months ended March 31, 2026, compared to $34.0 million for the three months ended March 31, 2025. The decrease of $7.4 million was primarily due to decreased non-cash share-based compensation expense. Non-cash share-based compensation expense was $9.8 million for the three months ended March 31, 2026, a decrease of $8.0 million as compared to the same period in 2025. Non-cash share-based compensation expense was lower in 2026 primarily due to our annual equity incentive awards granted in the first quarter of 2026, which had a lower grant date fair value per share than the annual awards granted in the first quarter of 2025.
Other Income, Net
Other income, net was other income of $0.2 million for the three months ended March 31, 2026, compared to other income of $0.5 million for the three months ended March 31, 2025. The decrease of $0.3 million was primarily due to non-cash losses related to changes in fair value of our notes payable liability under the NPA, and decreased investment income during the three months ended March 31, 2026, which was partially offset by losses recorded for the non-cash changes in the fair value of our forward contracts and derivative liabilities in connection with the Knopp Amendment during the three months ended March 31, 2025. See Note 6, "Notes Payable," to the accompanying condensed consolidated financial statements included in this Form 10-Q for discussion of the NPA and Note 11, "License, Acquisitions and Other Agreements," for discussion of the forward contract and derivative liabilities recorded in connection with the Knopp Amendment.
Provision for Income Taxes
We recorded income tax provisions of $0.3 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.
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
As of March 31, 2026, we had cash and cash equivalents of $273.1 million and marketable securities of $74.7 million. Cash in excess of immediate requirements is invested in marketable securities and money market funds with a view to liquidity and capital preservation. We continuously assess our working capital needs, capital expenditure requirements, and future investments or acquisitions.

Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2026	2025	Change
In thousands
Net cash used in operating activities	$(149,918)	$(165,124)	$15,206
Net cash provided by investing activities	15,212	164,879	(149,667)
Net cash provided by financing activities	179,016	369	178,647
Effect of exchange rate changes on cash, cash equivalents and restricted cash	16	23	(7)
Net increase in cash, cash equivalents and restricted cash	$44,326	$147	$44,179
Operating Activities
Net cash used in operating activities was $149.9 million for the three months ended March 31, 2026 and $165.1 million for the three months ended March 31, 2025. The $15.2 million decrease in net cash used in operating activities for the three months ended March 31, 2026 was primarily due to a decrease in cash payments for direct R&D activities partially offset by a one-time payment of $42.7 million made to Knopp during the three months ended March 31, 2026 related to the settlement of the 2025 Additional Consideration True-up and payment of the 2025 annual employee bonus in the first quarter of 2026, as compared to our 2024 annual bonus being paid in the fourth quarter of 2024.
Investing Activities
Net cash provided by investing activities was $15.2 million for the three months ended March 31, 2026, compared to net cash provided by investing activities of $164.9 million for the three months ended March 31, 2025. The $149.7 million decrease in net cash provided by investing activities was driven primarily by a decrease in proceeds from maturities of marketable securities, partially offset by a decrease in purchases of marketable securities, during the three months ended March 31, 2026, as compared to the same period in the prior year. See Note 3, "Marketable Securities," to the condensed consolidated financial statements for additional details.
Financing Activities
Net cash provided by financing activities was $179.0 million for the three months ended March 31, 2026 compared to net cash provided by financing activities of $0.4 million for the three months ended March 31, 2025. The increase of $178.6 million was primarily driven by an increase in proceeds from the issuance of common shares in 2026 related to proceeds from the Equity Distribution Agreement, as compared to the same period in the prior year.
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
In the event that by the reporting deadline of March 2, 2026, our audited financial statements for the year ended December 31, 2025 or any year thereafter for the term of the agreement, are subject to any qualification, emphasis of matter or statement as to “going concern” or scope of audit, subject to certain exceptions, we would be in breach of our financial statement delivery covenant under the Note Purchase Agreement. In such event, if such requirement was not amended or waived by the Purchasers, the Purchasers could have the right to exercise their remedies under the Note Purchase Agreement, which could include, but not be limited to, declaring an event of default and accelerating payment of outstanding amounts thereunder (which amounted to $250.0 million as of March 31, 2026), plus a required premium as noted above.
Refer to Note 6, "Notes Payable", of this Form 10-Q for further discussion of the Note Purchase Agreement.
Equity Distribution Agreement
In October 2023, we entered into the Equity Distribution Agreement pursuant to which we may offer and sell common shares having an aggregate offering price of up to $150.0 million from time to time through or to the sales agent, acting as our agent or principal. In August 2024, we entered into an amendment to the Equity Distribution Agreement pursuant to which we may offer and sell common shares having an aggregate offering price of up to $450.0 million.
During the three months ended March 31, 2026, we sold and issued 17,164,940 common shares under the Equity Distribution Agreement, as amended, for net proceeds of approximately $178.9 million. In total, as of March 31, 2026, we have sold and issued 21,413,528 common shares under the Equity Distribution Agreement, as amended, for net proceeds of approximately $325.1 million. As of March 31, 2026, additional common shares having an aggregate offering price of up to $118.7 million remain available to be issued.
Knopp Amendment
In May 2024, we entered into the Knopp Amendment which reduced our milestone payments by $867.5 million and replaced the high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for our Kv7 programs. As consideration, we agreed to issue to Knopp the 2024 Additional Consideration and the 2025 Additional Consideration, both non-cash common share payments, as well as agreed to one-time cash true-ups for both the 2024 Additional Consideration and the 2025 Consideration.
On May 30, 2024, we issued 1,872,874 common shares valued at $66.0 million to Knopp to settle the forward contract liability related to the 2024 Additional Consideration and recognized a non-cash gain of $9.2 million on settlement. In addition, the 2024 Additional Consideration True-Up was settled in December 2024, with no cash payment due upon expiration. The Company recognized a gain related to the 2024 Additional Consideration True-Up of $15.5 million.
On June 25, 2025, we issued an additional 3,588,688 shares valued at $51.4 million to Knopp to settle the forward contract liability related to the 2025 Additional Consideration and recognized a net non-cash gain of $23.6 million on settlement. The 2025 Additional Consideration True-up was settled in December 2025, and a cash payment of $42.7 million was owed to Knopp, which was paid in January 2026.
Funding Requirements
We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we:
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
We expect that our cash, cash equivalents and marketable securities, as of the date of this Quarterly Report on Form 10-Q, will be sufficient to fund operating and financial commitments, and other cash requirements for at least one year after the issuance date of these financial statements.
To execute our business plans, we will require funding to support our continuing operations and pursue our growth strategy. Until such a time as we can generate significant revenue from product sales or royalties, if ever, we expect to finance our operations through public or private equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. We may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of our shareholders. If we are unable to obtain funding, we could be forced to delay, reduce, or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.

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
Contractual Obligations and Commitments
Except as discussed in Note 6, "Notes Payable," Note 11, "License, Acquisitions and Other Agreements," and Note 12, "Commitments and Contingencies," to our condensed consolidated financial statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments as included in our audited consolidated financial statements included in the 2025 Form 10-K.
Critical Accounting Policies and Significant Judgments and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures at the date of the condensed consolidated financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.
During the three months ended March 31, 2026, there were no material changes to our critical accounting policies as reported in our annual consolidated financial statements included in the 2025 Form 10-K.
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
Our operations include activities in countries outside the U.S. As a result, our financial results are impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we operate. Our monetary exposures on our condensed consolidated balance sheet were immaterial to our financial position as of March 31, 2026.
We do not engage in any hedging activities against changes in foreign currency exchange rates.

Interest Rate Risk
As of March 31, 2026, our excess cash balances were invested in short-term money market funds and short-term debt securities issued by the United States government. We seek to diversify our investments and limit the amount of investment concentrations for individual corporate institutions, maturities and investment types. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Based on the type and duration of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1.00%, the fair value of our investment portfolio would (decrease) increase by approximately $(0.1) million and $0.1 million, respectively. For further discussion on our investments in marketable securities, refer to Note 3, "Marketable Securities," to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
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
Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to litigation and claims arising in the ordinary course of business. Such matters are subject to uncertainty, and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. Please see the matter noted within Note 12, "Commitments and Contingencies," to our condensed consolidated financial statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q. Excluding the matter noted therein, we are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 1A.  Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors have not changed materially from those described in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 2, 2026.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Maskbegone Agreement
In January 2026, we entered into the Maskbegone Agreement with Maskbegone, pursuant to which we obtained the exclusive rights to develop and commercialize certain products developed under the Maskbegone Agreement related to the use of oxytocin and derivatives of oxytocin in the treatment of tinnitus. As partial consideration under the Maskbegone Agreement, we were obligated to pay an upfront payment of 76,383 common shares valued at approximately $0.9 million, which were issued in the first quarter of 2026.
The foregoing issuance and sale of our common shares in connection with the execution of the Maskbegone Agreement have not been registered under the Securities Act or any state securities laws. We have relied on the exemption from the registration requirements of the Securities Act under Section 4(a)(2) thereof, for a transaction by an issuer not involving any public offering.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
___________________________________________________
‡    These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOHAVEN LTD.
Dated: May 4, 2026
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Matthew Buten
Matthew Buten
Chief Financial Officer
(Principal Financial Officer)