Form 10-Q
period 2026-06-30
Biohaven Ltd.
filed 2026-08-10
CIK 1935979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2026, the registrant had 151,043,781 common shares, without par value per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

BIOHAVEN LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$238,033	$229,957
Marketable securities	29,833	89,180
Prepaid expenses	27,041	47,022
Other current assets	1,652	2,170
Total current assets	296,559	368,329
Property and equipment, net	15,089	15,964
Intangible assets	18,400	18,400
Goodwill	1,390	1,390
Other non-current assets	39,301	47,364
Total assets	$370,739	$451,447
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$12,114	$11,643
Accrued expenses and other current liabilities	50,544	104,291
Total current liabilities	62,658	115,934
Non-current operating lease liability	32,887	39,958
Notes payable	259,480	238,900
Other non-current liabilities	3,492	4,583
Total liabilities	358,517	399,375
Commitments and contingencies (Note 12)
Shareholders' (Deficit) Equity:
Preferred shares, no par value; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common shares, no par value; 200,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 151,017,531 and 132,775,113 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,138,861	1,934,276
Additional paid-in capital	220,365	193,984
Accumulated deficit	(2,352,379)	(2,084,536)
Accumulated other comprehensive income	5,375	8,348
Total shareholders' (deficit) equity	12,222	52,072
Total liabilities and shareholders' equity	$370,739	$451,447
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$100,814	$184,367	$204,641	$371,951
General and administrative	24,085	27,334	50,686	61,311
Total operating expenses	124,899	211,701	255,327	433,262
Loss from operations	(124,899)	(211,701)	(255,327)	(433,262)
Other (expense) income, net	(12,021)	13,815	(11,853)	14,308
Loss before provision for income taxes	(136,920)	(197,886)	(267,180)	(418,954)
Provision for income taxes	391	261	663	870
Net loss	$(137,311)	$(198,147)	$(267,843)	$(419,824)
Net loss per share — basic and diluted	$(0.91)	$(1.94)	$(1.80)	$(4.11)
Weighted average common shares outstanding—basic and diluted	150,636,620	102,372,820	149,134,255	102,159,294
Comprehensive loss:
Net loss	$(137,311)	$(198,147)	$(267,843)	$(419,824)
Other comprehensive loss, net of tax	(2,927)	(76)	(2,973)	(82)
Comprehensive loss	$(140,238)	$(198,223)	$(270,816)	$(419,906)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(267,843)	$(419,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,625	4,224
Non-cash share-based compensation	47,450	73,874
Issuance of common shares as payment under license and other agreements	858	4,844
Change in fair value of forward contract and derivative liabilities	—	(7,314)
Change in fair value of notes payable	17,650	1,190
Other non-cash items, net	(1,357)	(4,247)
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	20,087	(11,781)
Accounts payable	471	1,599
Accrued expenses and other current and non-current liabilities	(56,958)	24,375
Net cash used in operating activities	(235,017)	(333,060)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	110,000	330,000
Purchases of marketable securities	(49,512)	(178,144)
Purchases of property and equipment	(454)	(694)
Other investing activities	—	(1,829)
Net cash provided by investing activities	60,034	149,333
Cash flows from financing activities:
Proceeds from issuance of notes payable	—	250,000
Proceeds from issuance of common shares	178,884	—
Payment of issuance costs	—	(1,247)
Proceeds from issuance of common shares under 2022 Equity Incentive Plan	3,928	1,446
Other financing activities, net	—	—
Net cash provided by financing activities	182,812	250,199
Effects of exchange rates on cash, cash equivalents, and restricted cash	19	(17)
Net increase in cash, cash equivalents, and restricted cash	7,848	66,455
Cash, cash equivalents, and restricted cash at beginning of period	232,779	102,542
Cash, cash equivalents, and restricted cash at end of period	$240,627	$168,997
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
Through August 10, 2026, the Company has funded its operations primarily with funding from the Former Parent, including a cash contribution received at the Separation, proceeds from the sale of its common shares, and proceeds from the sale of senior secured notes under its Note Purchase Agreement (as defined in Note 4 "Fair Value of Financial Assets and Liabilities" and described in Note 6, "Notes Payable"). The Company has incurred recurring losses since its inception and expects to continue to generate operating losses for the foreseeable future.
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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for all periods presented. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's 2025 Form 10-K.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

The following represents a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash as of June 30, 2026 and June 30, 2025, respectively, in the condensed consolidated statements of cash flows:

	As of June 30, 2026	As of June 30, 2025
Cash and cash equivalents	$238,033	$165,797
Restricted cash (included in other current assets)	103	250
Restricted cash (included in other non-current assets)	2,491	2,950
Total cash, cash equivalents and restricted cash at the end of the period in the condensed consolidated statement of cash flows	$240,627	$168,997
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
3. Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of debt securities available-for-sale by type of security at June 30, 2026 and December 31, 2025 were as follows:

	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
Debt securities
U.S. treasury bills	$134,413	$—	$134,413	$2	$(2)	$134,413
Total	$134,413	$—	$134,413	$2	$(2)	$134,413

December 31, 2025
Debt securities
U.S. treasury bills	114,109	—	114,109	61	—	114,170
Total	$114,109	$—	$114,109	$61	$—	$114,170
The fair values of debt securities available-for-sale by classification in the condensed consolidated balance sheets were as follows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$104,580	$24,990
Marketable securities	29,833	89,180
Total	$134,413	$114,170

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.  Marketable Securities (Continued)

The net amortized cost and fair value of debt securities available-for-sale at June 30, 2026 and December 31, 2025 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or if the Company intends to sell a security prior to maturity.

	June 30, 2026		December 31, 2025
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$134,413	$134,413	$114,109	$114,170
Summarized below are the debt securities available-for-sale the Company held at June 30, 2026 that were in an unrealized loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months
	Number of Securities	Fair Value	Unrealized Losses
June 30, 2026
Debt securities
U.S. treasury bills	4	$59,794	$(2)

The Company did not have any investments in an unrealized loss position as of December 31, 2025.
The Company did not have any investments in a continuous unrealized loss position for more than twelve months as of June 30, 2026 and December 31, 2025.
The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company's business. In performing this review, the Company considered factors such as the credit quality of the investment security based on research performed by external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. As of June 30, 2026, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.
Net Investment Income
Gross investment income includes interest income from debt securities available-for-sale, money-market funds, cash and restricted cash. Net investment income included in other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Debt securities	$1,239	$3,076	$2,801	$6,304
Other investments	1,468	1,122	3,181	2,133
Gross investment income	2,707	4,198	5,982	8,437
Investment expenses	(24)	(45)	(50)	(78)
Net investment income	$2,683	$4,153	$5,932	$8,359
We utilize the specific identification method in computing realized gains and losses on sales of debt securities. The Company had no sales of debt securities available-for-sale during the three and six months ended June 30, 2026 and 2025.

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
Financial assets and liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at June 30, 2026 and December 31, 2025 were as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
June 30, 2026
Assets:
Cash and cash equivalents	Money market funds	$104,383	$—	$—	$104,383
Cash and cash equivalents	U.S. treasury bills	29,875	74,705	—	104,580
Marketable securities	U.S. treasury bonds	—	29,833	—	29,833
Other non-current assets	Money market funds	2,282	—	—	2,282
Total assets		$136,540	$104,538	$—	$241,078

Liabilities:
Notes payable	Notes payable, non-current	—	—	259,480	259,480
Total liabilities		$—	$—	$259,480	$259,480

December 31, 2025
Assets:
Cash and cash equivalents	Money market funds	$195,265	$—	$—	$195,265
Cash and cash equivalents	U.S. treasury bills	—	24,990	—	24,990
Marketable securities	U.S. treasury bills	—	89,180	—	89,180
Other current assets	Money market funds	250	—	—	250
Other non-current assets	Money market funds	3,017	—	—	3,017
Total assets		$198,532	$114,170	$—	$312,702

Liabilities:
Notes payable	Notes payable, non-current	$—	$—	$238,900	$238,900
Total liabilities		$—	$—	$238,900	$238,900
There were no securities transferred between Level 1, 2, and 3 during the three and six months ended June 30, 2026 and 2025.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
The following is a description, including valuation methodology, of the financial assets and liabilities measured at fair value on a recurring basis:
Cash and Cash Equivalents, Other Current Assets, and Other Non-Current Assets
Financial assets measured at fair value on a recurring basis classified within cash and cash equivalents and other non-current assets at June 30, 2026 and within cash and cash equivalents, other current assets and other non-current assets at December 31, 2025, consisted of cash invested in U.S. treasury bills with original maturities of three months or less at time of purchase and short-term money market funds that are readily convertible to known amounts of cash and redeemable daily at the election of the Company. The carrying value for these financial assets approximates fair value due to the near-term maturities of the U.S treasury bills and money market funds underlying security holdings resulting in an insignificant change in value because of changes in interest rates.
Marketable Securities
At June 30, 2026, the fair value of the Company’s Level 2 debt securities is obtained from quoted market prices of debt securities with similar characteristics, quoted prices from identical assets in inactive markets, or discounted cash flows to estimate fair value. The Company's Level 2 marketable securities consisted of off-the-run U.S. treasury bills. When quoted prices are available in an active market, these assets are classified in Level 1 of the fair value hierarchy. The Company's Level 1 marketable securities consisted of on-the-run U.S. treasury bills.
Note Purchase Agreement
On April 28, 2025, the Company entered into a Note Purchase Agreement (the "NPA" or "Note Purchase Agreement") as described in further detail in Note 6, "Notes Payable." The Company elected to account for the NPA under the fair value option as permitted by ASC 825, Financial Instruments ("ASC 825").
The Company determined the fair value of the First Notes (as defined in Note 6, "Notes Payable") on April 28, 2025 was $255,880. The difference between the fair value at execution and the principal of $250,000 was due to a purchased loan commitment for the Second Notes (as defined in Note 6, "Notes Payable"). The purchased loan commitment resulted in a $5,880 offsetting asset recorded at its fair value within other current assets on the condensed consolidated balance sheet which was determined to be impaired and fully expensed to other (expense) income, net, as of December 31, 2025. The following table provides a roll forward of the fair value of the First Notes for which fair value is determined by Level 3 inputs from December 31, 2025 to June 30, 2026:

Amount
Fair value at December 31, 2025	$238,900
Loss on change in fair value reported in other (expense) income, net	3,012
Fair value at March 31, 2026	$241,912
Loss on change in fair value reported in other (expense) income, net	14,637
Loss on change in fair value reported in other comprehensive loss	2,931
Fair value at June 30, 2026	$259,480
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
At June 30, 2026, the difference between the aggregate fair value and the aggregate unpaid principal balance of the First Notes was $9,480.
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of June 30, 2026	As of December 31, 2025
Building and land	$14,078	$14,078
Leasehold improvements	2,697	2,697
Computer hardware and software	854	854
Office and lab equipment	12,600	12,437
Furniture and fixtures	2,024	2,024
	$32,253	$32,090
Accumulated depreciation	(17,455)	(16,126)
Property and equipment, net	$15,089	$15,964
Depreciation expense was $621 and $1,329 for the three and six months ended June 30, 2026, respectively, and $1,060 and $2,075 for the three and six months ended June 30, 2025, respectively.
Other Non-current Assets
Other non-current assets consisted of the following:

	As of June 30, 2026	As of December 31, 2025
Operating lease right-of-use assets	$36,800	$45,058
Other	2,501	2,306
Other non-current assets	$39,301	$47,364

Index to Condensed Consolidated Financial Statements
BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
5. Balance Sheet Components (Continued)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of June 30, 2026	As of December 31, 2025
Accrued development milestones	$3,500	$375
Accrued employee compensation and benefits	8,230	16,781
Accrued clinical trial costs	24,664	30,437
Operating lease liabilities - current portion	4,668	5,756
2025 Additional Consideration True-Up liability	—	42,710
Other accrued expenses and other current liabilities	9,482	8,232
Accrued expenses and other current liabilities	$50,544	$104,291
6. Notes Payable
Note Purchase Agreement
On April 28, 2025 (the “Closing Date”), the Company and certain of its subsidiaries entered into the Note Purchase Agreement, by and among Biohaven Therapeutics Ltd., as issuer (the “Issuer”), the Company and certain subsidiaries of the Company, as obligors (together with the Issuer, the “Obligors”), the Purchasers (as defined in the Note Purchase Agreement) and Beetlejuice SA LLC, an affiliate of Oberland, as purchaser agent (the “Purchaser Agent”). Pursuant to the Note Purchase Agreement, the Purchasers agreed to purchase senior secured notes from the Issuer (i) in an initial tranche shortly after the Closing Date for an aggregate purchase price of $250,000 (the “First Notes”) and (ii) at the Company's option and subject to the satisfaction of certain conditions, including the receipt of approval from the U.S. Food and Drug Administration ("FDA") for troriluzole, in a second tranche in up to three purchases on or before June 30, 2026 for an aggregate purchase price of $150,000 (the “Second Notes”). The proceeds from the sale of the First Notes may be used for working capital and permitted business purposes. The Issuer may also sell to the Purchasers, at the Issuer’s option and subject to the approval of each Purchaser agreeing to participate therein, in its sole discretion, additional notes in up to four purchases for an aggregate purchase price of $200,000 (the “Third Notes” and, together with the First Notes and the Second Notes, the “Notes”), the proceeds of which may be used solely to fund permitted acquisitions and related costs and expenses. The Company and Issuer did not exercise either option to sell any Second or Third Notes prior to June 30, 2026, and those options expired unexercised as of that date. The Company received approximately $250,000 in proceeds from the sale of the First Notes in April 2025.
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
The Issuer will also be obligated to pay to the Purchasers a milestone payment (the “Milestone Payment”) equal to 35% of the Total Funded Amount upon the approval by the FDA or European Medicines Agency (“EMA”) of troriluzole or other Company products. The Milestone Payment will be payable in equal quarterly installments starting in the quarter after the approval is received or, if the Milestone Payment is earned after the Test Date, in one single payment on the 10th Business Day (as defined in the Note Purchase Agreement) after the date the approval is received.

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
Under the Note Purchase Agreement, the Issuer has an option (the “Call Option”) to terminate the Note Purchase Agreement and repurchase the Notes in full at any time upon advance written notice. Additionally, the Purchasers have an option (the “Put Option”) to terminate the Note Purchase Agreement and to require the Company to repurchase the Notes in full upon certain enumerated events, including, but not limited to, payment defaults, covenant defaults, material breaches of representations and warranties, cross defaults to material debt, bankruptcy and insolvency defaults, material judgment defaults, key man event or a change of control. The required purchase price with respect to the Call Option and the Put Option, as applicable, shall be (a) with respect to the portion of the Total Funded Amount relating to the First Notes and the Third Notes, (i) 120% of such amount if Purchasers exercise the Put Option (other than in connection with a change of control or in connection with a sale of all or substantially all assets relating to troriluzole under certain conditions) on or prior to the first anniversary of the Closing Date, (ii) 135% of such amount if the First Notes and Third Notes are repurchased voluntarily or in connection with a change of control on or prior to the date that is 18 months after the Closing Date or in connection with a definitive agreement for the sale of all or substantially all assets relating to troriluzole by August 31, 2025 and the repurchase of the Notes by September 30, 2025 and provided that, in either case, no Default or Event of Default (each as defined in the Note Purchase Agreement) is continuing at such time, (iii) 150% of such amount if the First Notes and Third Notes are repurchased on or prior to the date that is 18 months after the Closing Date and the prior clauses (i) and (ii) do not apply, (iv) 175% of such amount if the First Notes and Third Notes are repurchased from and after the date that is 18 months after the Closing Date and prior to the third anniversary of the Closing Date and (v) 195% of such amount if the First Notes and Third Notes are repurchased after the third anniversary of the Closing Date, provided that if the Total Payments as of the Test Date are less than 50% of the Total Funded Amount, the required purchase price shall be 210% of such amount if such purchase price is paid on or prior to the 8th anniversary of the Closing Date, and 225% of such amount if such purchase price is paid after the 8th anniversary of the Closing Date, and (b) with respect to the portion of the Total Funded Amount relating to the Second Notes, (i) 120% of such amount if the Second Notes are repurchased on or prior to the first anniversary of the first purchase date for such Second Notes, (ii) 135% of such amount if the Second Notes are repurchased after the first anniversary but on or prior to the second anniversary of the first purchase date for such Second Notes and (iii) 175% of such amount if the Second Notes are repurchased after the second anniversary of the first purchase date for such Second Notes, except in the event that the

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
6. Notes Payable (continued)
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
In the event that by the reporting deadline of March 1, 2027, the Company's audited financial statements for the year ended December 31, 2026 or any year thereafter for the term of the agreement, are subject to any qualification, emphasis of matter or statement as to “going concern” or scope of audit, subject to certain exceptions, the Company would be in breach of its financial statement delivery covenant under the Note Purchase Agreement. In such event, if such requirement was not amended or waived by the Purchasers, the Purchasers could have the right to exercise their remedies under the Note Purchase Agreement, which could include, but not be limited to, declaring an event of default and accelerating payment of outstanding amounts thereunder (which amounted to $250,000 as of June 30, 2026), plus a required premium as noted above.
The Company elected to account for the Note Purchase Agreement using the fair value option as permitted by ASC 825. See Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our 2025 Form 10-K, and Note 4, "Fair Value of Financial Assets and Liabilities," to the accompanying condensed consolidated financial statements included in this Form 10-Q for further discussion.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

7.   Shareholders' Equity
Changes in shareholders’ equity for the three and six months ended June 30, 2026 and 2025 were as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
Balances as of December 31, 2025	132,775,113	$1,934,276	$193,984	$(2,084,536)	$8,348	$52,072
Net loss	—	—	—	(130,532)	—	(130,532)
Issuance of common shares, net of offering costs	17,164,940	178,884	—	—	—	178,884
Issuance of common shares as payment under license and other agreements	76,383	858	—	—	—	858
Issuance of common shares under 2022 Equity Incentive Plan	490,054	18,890	(18,912)	—	—	(22)
Non-cash share-based compensation expense	—	—	28,286	—	—	28,286
Other comprehensive loss	—	—	—	—	(46)	(46)
Balances as of March 31, 2026	150,506,490	$2,132,908	$203,358	$(2,215,068)	$8,302	$129,500
Net loss	—	—	—	(137,311)	—	(137,311)
Issuance of common shares under 2022 Equity Incentive Plan and 2022 Employee Share Purchase Plan	511,041	5,953	(2,157)	—	—	3,796
Non-cash share-based compensation expense	—	—	19,164	—	—	19,164
Other comprehensive loss	—	—	—	—	(2,927)	(2,927)
Balances as of June 30, 2026	151,017,531	$2,138,861	$220,365	$(2,352,379)	$5,375	$12,222

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
In May 2026, the Company entered into a second amendment to the Equity Distribution Agreement contemplating the offer and sale of common shares having an aggregate offering price of up to $682,000 from time to time through or to the sales agent, acting as its agent or principal. Sales of the Company's common shares, if any, will be made in sales deemed to be “at-the-market offerings”. The net proceeds from any at-the-market offerings of Company common shares are to be used for general corporate purposes.
During 2026, the Company sold and issued 17,164,940 common shares under the Equity Distribution Agreement, as amended, for net proceeds of approximately $178,884, all in the first quarter of 2026. In total, as of June 30, 2026, the Company has sold and issued 21,413,528 common shares under the Equity Distribution Agreement, as amended, for net proceeds of approximately $325,134. As of June 30, 2026, additional common shares having an aggregate offering price of up to approximately $350,000 remain available to be issued.
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
Maskbegone is eligible to receive up to 381,912 additional common shares of the Company under the Maskbegone Agreement which are contingent on the achievement of certain success-based developmental and regulatory milestones. The Company has not recorded these potential contingent consideration payments as liabilities in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at June 30, 2026.
Knopp Amendment
In May 2024, the Company entered into an amendment to the Purchase Agreement (as defined in Note 11, "License, Acquisitions and Other Agreements") (the "Knopp Amendment") under which the parties thereto agreed to revise the success-based payment and royalty payment obligations under the Knopp Agreement. In June 2025, as partial share consideration, the Company issued 3,588,688 Company common shares to Knopp, valued at approximately $51,426.
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

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
8. Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity included the following activity in accumulated other comprehensive income for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Net unrealized investment (losses) gains:
Beginning of period balance	$(2)	$60
Other comprehensive income (loss)(1)	1	(61)
End of period balance	(1)	(1)

Foreign currency translation adjustments:
Beginning of period balance	24	8
Other comprehensive income(1)	3	19
End of period balance	27	27

Instrument-specific credit risk of liabilities measured at fair value:
Beginning of period balance	8,280	8,280
Other comprehensive loss(1)	(2,931)	(2,931)
End of period balance	5,349	5,349

Total beginning of period accumulated other comprehensive income	8,302	8,348
Total other comprehensive loss	(2,927)	(2,973)
Total end of period accumulated other comprehensive income	$5,375	$5,375
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
Net unrealized investment (losses) gains:
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
9. Non-Cash Share-Based Compensation
Non-Cash Share-based Compensation Expense
The Company measures non-cash share-based compensation at the grant date based on the fair value of the award and recognizes non-cash shared-based compensation as expense over the requisite service period of the award (generally three years) using the straight-line method. Non-cash share-based compensation expense, consisting of expense for share options, restricted share units ("RSUs"), performance share options, and the Employee Share Purchase Plan, was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses	$11,983	$13,110	$30,458	$48,344
General and administrative expenses	7,181	7,702	16,992	25,530
Total non-cash share-based compensation expense	$19,164	$20,812	$47,450	$73,874
As of June 30, 2026, total unrecognized compensation cost related to the unvested share-based awards was $93,325, which is expected to be recognized over a weighted average period of 1.80 years. The Company did not recognize any material tax benefit or expense related to the exercise of share options or vesting of RSUs during the six months ended June 30, 2026 and 2025.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
9.   Non-Cash Share-Based Compensation (Continued)
The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company's common shares for those share options that had exercise prices lower than the fair value of the Company's common shares at June 30, 2026. The total intrinsic value of share options exercised during the six months ended June 30, 2026 and 2025 was $2,102 and $1,566, respectively.
The weighted average grant date fair value per share of share options granted under the Company's equity incentive plan during the six months ended June 30, 2026 and 2025 was $8.52 and $25.04, respectively. The Company expects approximately 6,428,022 of the unvested share options to vest over the requisite service period.
The following table is a summary of the Company's share option activity for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2025	15,649,514	$21.06
Granted	5,213,525	$11.34
Exercised	(306,185)	$7.04
Forfeited	(181,320)	$27.75
Outstanding as of June 30, 2026	20,375,534	$18.72	7.66	$75,673
Options exercisable as of June 30, 2026	13,947,512	$17.79	7.00	$61,344
Vested and expected to vest as of June 30, 2026	20,375,534	$18.72	7.66	$75,673
Restricted Share Units
The Company’s RSUs are considered nonvested share awards and require no payment from the employee. For each RSU, employees receive one common share at the end of the vesting period. Compensation cost is recorded based on the market price of the Company’s common shares on the grant date and is recognized on a straight-line basis over the requisite service period.
The total fair value of RSUs vested during the six months ended June 30, 2026 and 2025 was $4,876 and $19,118, respectively.
The following table is a summary of the RSU activity for the six months ended June 30, 2026:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	1,402,696	$38.48
Granted	15,850	$11.02
Vested	(482,437)	$39.01
Forfeited	(36,530)	$38.97
Unvested as of June 30, 2026	899,579	$37.70

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

10.   Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(137,311)	$(198,147)	$(267,843)	$(419,824)
Denominator:
Weighted average common shares outstanding—basic and diluted	150,636,620	102,372,820	149,134,255	102,159,294
Net loss per share — basic and diluted	$(0.91)	$(1.94)	$(1.80)	$(4.11)
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

	As of June 30,
	2026	2025
Options to purchase common shares	20,375,534	15,671,561
Warrants to purchase common shares	—	294,195
Restricted share units	899,579	1,397,184
Total	21,275,113	17,362,940
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
License and Other Agreements
As of June 30, 2026, the Company had potential future developmental, regulatory and commercial milestone payments under its license and other agreements of up to approximately $139,313, $711,600, and $3,187,488, respectively. See below for a detailed discussion of these agreements. The Company has not recorded these potential contingent consideration payments as liabilities in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at June 30, 2026.
Yale Agreements
In September 2013, the Company entered into an exclusive license agreement (the "Yale Agreement") with Yale University ("Yale") to obtain a license to certain patent rights for the commercial development, manufacture, distribution, use and sale of products and processes resulting from the development of those patent rights, related to the use of riluzole in treating various neurological conditions, such as general anxiety disorder, post-traumatic stress disorder and depression.
The Yale Agreement was amended and restated in May 2019. As of June 30, 2026, under the amended Yale Agreement, the Company had remaining contingent regulatory approval milestone payments of up to $2,000 and annual royalty payments of a low single-digit percentage based on net sales of riluzole-based products from the licensed patents

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  License, Acquisitions and Other Agreements (Continued)
or from products based on troriluzole. Under the amended and restated agreement, the royalty rates are reduced as compared to the original agreement. In addition, under the amended and restated agreement, the Company may develop products based on riluzole or troriluzole. The amended and restated agreement retains a minimum annual royalty of up to $1,000 per year, beginning after the first sale of product under the agreement. If the Company grants any sublicense rights under the Yale Agreement, it must pay Yale University a low single-digit percentage of sublicense income that it receives.
For the three and six months ended June 30, 2026 and 2025, the Company did not record any material milestone or royalty payments under the Yale Agreement.
In January 2021, the Company entered into a worldwide, exclusive license agreement with Yale University for the development and commercialization of a novel Molecular Degrader of Extracellular Protein ("MoDE") platform (the "Yale MoDE Agreement"). The platform pertains to the clearance of disease-causing protein and other biomolecules by targeting them for lysosomal degradation using multi-functional molecules. The Yale MoDE Agreement includes an obligation to pay a minimum annual royalty of up to $1,000 per year, and low single digit royalties on the net sales of licensed products. If the Company grants any sublicense rights under the Yale MoDE Agreement, it must pay Yale University a low single-digit percentage of sublicense income that it receives. As of June 30, 2026, under the Yale MoDE Agreement, the Company had remaining contingent development and commercial milestone payments of up to $1,063 and $4,988, respectively. The Yale MoDE Agreement terminates on the later of twenty years from the effective date, twenty years from the filing date of the first investigational new drug application for a licensed product or the last to expire valid claim of a licensed patent.
During the three months ended June 30, 2026, the Company recorded R&D expense of $250 for a development milestone which the Company determined to have become probable during the period under the Yale MoDE Agreement. The development milestone is expected to be paid during the third quarter of 2026 and was recorded within accrued expenses on the condensed consolidated balance sheet as of June 30, 2026. Excluding this $250 development milestone, for the three and six months ended June 30, 2026 and 2025, the Company did not record any material milestone or royalty payments under the Yale MoDE Agreement.
ALS Biopharma Agreement
In August 2015, the Company entered into an agreement (the "ALS Biopharma Agreement") with ALS Biopharma and Fox Chase Chemical Diversity Center Inc. ("FCCDC"), pursuant to which ALS Biopharma and FCCDC assigned the Company their worldwide patent rights to a family of over 300 prodrugs of glutamate modulating agents, including troriluzole, as well as other innovative technologies. Under the ALS Biopharma Agreement, the Company is obligated to use commercially reasonable efforts to commercialize and develop markets for the patent products. As of June 30, 2026, under the ALS Biopharma Agreement, the Company had remaining contingent regulatory approval milestone payments of up to $4,000, as well as royalty payments of a low single-digit percentage based on net sales of products licensed under the ALS Biopharma Agreement, payable on a quarterly basis.
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
For the three and six months ended June 30, 2026 and 2025, the Company did not record any material milestone or royalty payments under the ALS Biopharma Agreement.
Taldefgrobep Alfa License Agreement
In February 2022, following the transfer of intellectual property, the Company announced that it entered into a worldwide license agreement with Bristol Myers Squibb ("BMS") for the development and commercialization rights to taldefgrobep alfa (also known as BMS-986089), a novel, Phase 3-ready anti-myostatin adnectin (the "Taldefgrobep Alfa License Agreement").
As of June 30, 2026, under the Taldefgrobep Alfa License Agreement, the Company had remaining contingent regulatory approval milestone payments of up to $200,000, as well as tiered, sales-based royalty percentages from the

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  License, Acquisitions and Other Agreements (Continued)
high teens to the low twenties. There were no upfront or contingent payments to BMS related to the Taldefgrobep Alfa License Agreement.
For the three and six months ended June 30, 2026 and 2025, the Company did not record any material milestone or royalty payments under the Taldefgrobep Alfa License Agreement.
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
As of June 30, 2026, under the Highlightll Agreement, the Company had remaining contingent development, regulatory approval, and commercial milestone payments of up to $60,000, $37,500, and $837,500, respectively. Additionally, the Company has agreed to make tiered royalty payments as a percentage of net sales starting at mid-single digits and peaking at low teens digits. During the royalty term, if the Company offers to include China clinical sites in its Phase 3 study sufficient for submission to Chinese National Medical Products Administration and Highlightll, at its sole discretion, agrees, then Highlightll will pay royalties in the low tens digits to the Company on China sales upon approval.
The Highlightll Agreement terminates on a country-by-country basis upon expiration of the royalty term and can also be terminated if certain events occur, such as material breach or insolvency.
In July 2025, the Highlightll Agreement was amended to permit the Company to conduct clinical trials for BHV-8000 in China and its territories and possessions (the "Highlightll Territory") and seek marketing authorization in the Highlightll Territory. Any marketing authorizations obtained by the Company for BHV-8000 in the Highlightll Territory would be transferred to Highlightll for commercialization, and Highlightll would pay royalties to the Company as noted above. In addition, the amendment provides for a low single digit reduction in the royalties payable by the Company to Highlightll.
For the three and six months ended June 30, 2026, the Company did not record any material milestone or royalty payments related to the Highlightll Agreement. During the three months ended June 30, 2025, the Company recorded R&D expense of $15,000 for a development milestone which the Company determined to have become probable during the period. The developmental milestone was paid during the third quarter of 2025. Excluding this $15,000 development milestone, for the three and six months ended June 30, 2025, the Company did not record any material milestone or royalty payments related to the Highlightll Agreement.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Milestone payments	$—	$10,000	$—	$10,000
Upfront Payments - Cash*	—	—	—	5,000
Upfront Payments - Issuance of Common Shares	$—	$—	$858	$4,884
*The amount for the six months ended June 30, 2025 includes $2,500 recorded to research and development expense related to cash owed for upfront payments which were not yet paid as of June 30, 2025 and was recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of June 30, 2025.

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
In May 2024, the Company entered into the Knopp Amendment under which the parties thereto agreed to replace the scaled high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for opakalim and the pipeline programs. The parties also agreed to reduce the success-based payments payable under the Purchase Agreement. The Company retains the ability to pay these contingent milestone payments in cash or in the Company's common shares at Biohaven's election, subject to the same increases if the Company elects to pay in the Company's common shares. As of June 30, 2026, under the Purchase Agreement, as amended, the Company had remaining success-based payments comprised of (i) up to $185,000 based on regulatory approvals in the United States and EMEA for opakalim and (ii) up to an additional $60,000 based on regulatory approval in the United States for the other Kv7 pipeline programs.
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
The Company concluded that the agreement to issue the 2024 Additional Consideration at a future date represented a fixed forward contract under ASC 815, Derivatives and Hedging ("ASC 815"), and classified the commitment as a forward contract liability on its condensed consolidated balance sheet on the execution date of the Knopp Amendment. The Company initially measured the forward contract associated with the 2024 Additional Consideration at a fair value of $75,220, which was recorded as R&D expense during the three months ended June 30, 2024 in its condensed consolidated statements of operations and comprehensive loss. In May 2024, the Company issued the 2024 Additional Consideration at an approximate value of $65,981 and recognized a gain of $9,239 in other (expense) income, net in its condensed consolidated statement of operations and comprehensive loss. The gain on settlement of the 2024 Additional Consideration was due to the decline in fair value of the 2024 Additional Consideration from the execution date to the issuance date due to a decline in Biohaven's share price.
The Company concluded that the 2024 Additional Consideration True-Up represented a net cash settled written put option on the Company’s shares and was a freestanding derivative liability under ASC 815. Accordingly, the Company classified the 2024 Additional Consideration True-Up as a current derivative liability on its condensed consolidated balance sheet. The Company initially recorded the 2024 Additional Consideration True-Up at a fair value of $15,540, which was recorded as R&D expense during the three months ended June 30, 2024 in its condensed consolidated statements of

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  License, Acquisitions and Other Agreements (Continued)
operations and comprehensive loss. The Company subsequently remeasured the fair value of the derivative liability and recognized gains or losses through other (expense) income, net in its condensed consolidated statement of operations and comprehensive loss. The 2024 Additional Consideration True-Up was settled in December 2024, with no cash payment due upon expiration.
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
The Company concluded that the 2025 Additional Consideration True-Up represented a net cash settled written put option on the Company’s shares and was a freestanding derivative liability under ASC 815. Accordingly, the Company classified the 2025 Additional Consideration True-Up as a non-current derivative liability on its condensed consolidated balance sheet. The Company initially recorded the 2025 Additional Consideration True-Up at a fair value of $13,810, which was recorded as R&D expense during the three months ended June 30, 2024. The Company subsequently remeasured the fair value of the derivative liability and recognized gains or losses through other (expense) income, net in its condensed consolidated statement of operations and comprehensive loss. The Company recognized losses of $10,970 and $12,760 for the three and six months ended June 30, 2025, respectively, related to the 2025 Additional Consideration True-Up. The 2025 Additional Consideration True-Up was settled in December 2025, and a cash payment of $42,710 was owed to Knopp as of December 31, 2025. The cash payment due to Knopp was recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of December 31, 2025 and was made to Knopp in the first quarter of 2026.
As further consideration for the revisions to the success-based payment and royalty payment obligations in the Knopp Amendment, the Company issued to Knopp a warrant (the “Warrant”) to purchase 294,195 Company common shares at a purchase price per share of $67.98, subject to certain specified development milestones and the Company achieving a specified market capitalization. The Warrant was recorded at its initial fair value of $3,340 within additional paid-in capital on the condensed consolidated balance sheet during the second quarter of 2024 and is not subject to remeasurement. In December 2025, Knopp elected to surrender the Warrant to the Company for cancellation.
The Company has not recorded any of the remaining contingent consideration payments to Knopp as a liability in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at June 30, 2026.
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
As of June 30, 2026, under the Pyramid Agreement, the Company had remaining success-based payments comprised of (i) up to $5,000 based on developmental and regulatory milestones for the lead asset, BHV-1510 (formerly known as

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  License, Acquisitions and Other Agreements (Continued)
PBI-410), (ii) up to an additional $30,000 based on developmental and regulatory milestones for a second asset (formerly known as PBI-200) and (iii) up to $40,000 for commercial sales-based milestones of BHV-1510. Contingent developmental and regulatory milestone payments may be paid in cash or Biohaven common shares at the election of Biohaven, and commercial sales-based milestones are to be made in cash.
The Company has not recorded any of the remaining contingent consideration payments as a liability in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at June 30, 2026.
For the three and six months ended June 30, 2026 and 2025, the Company did not record any material milestone payments related to the Pyramid Agreement.
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
Cambridge Lease Amendment
In April 2026, the Company entered into an amendment to its existing agreement for office and laboratory space in Cambridge, Massachusetts (the "Cambridge Lease Amendment"). The amendment, which became effective during the second quarter of 2026, reduced the leased space by 2,858 square feet and reduced the existing base rent by approximately $400 to a base annual rent of $3,205, subject to annual 3% escalations. The amendment resulted in a decrease in the operating lease right-of-use asset of $4,951 and decrease in the operating lease liability of $5,106 and a non-cash gain of $155 recognized in earnings.
Research Commitments
The Company has entered into agreements with several contract manufacturing organizations ("CMOs") and contract research organizations ("CROs") to provide products and services in connection with the Company’s preclinical studies and clinical trials. As of June 30, 2026, the Company had no research commitments in excess of one year.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2026 or December 31, 2025.
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
Under the Moda Agreement, the Company agreed to make success-based payments based on developmental, regulatory, and commercial milestones. The Moda Agreement may be terminated by the Company or Moda under certain circumstances including, for example, the Company's discontinuation of research on the MoDE platform or default. In August 2023, the Company entered into an amendment to the Moda Agreement with Moda. As of June 30, 2026, under the Moda Agreement, as amended, the Company had remaining contingent development, regulatory approval, and commercial milestone payments of up to $27,995, $22,000, and $104,612, respectively.
During the three months ended June 30, 2026, the Company recorded R&D expense of $3,250 for development milestones which the Company determined to have become probable during the period under the Moda Agreement. The development milestones are expected to be paid during the third quarter of 2026 and were recorded within accrued development milestones expenses on the condensed consolidated balance sheet as of June 30, 2026. Excluding these development milestones of $3,250, for the three and six months ended June 30, 2026 and 2025, the Company did not record any material milestone payments under the Moda Agreement.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. In accordance with ASC 450, Contingencies, if a loss contingency associated with a legal matter is probable to be incurred and the amount of loss can be reasonably estimated, an accrual is recorded on the condensed consolidated balance sheet. As of June 30, 2026, excluding the below, there were no matters which would have a material impact on the Company’s financial results.
Trade Secret Litigation
In March 2023, the Company and Yale University filed suit in the U.S. District Court for the District of Delaware against Avilar Therapeutics, Inc. and RA Capital Management GP, LLC, asserting claims for trade secret misappropriation relating to the licensed technology underlying certain of the Company's extracellular protein degradation programs and, as to Yale, breach of a confidentiality agreement. On July 24, 2026, following a jury trial that commenced on July 20, 2026, the jury returned a verdict in favor of the plaintiffs and awarded combined damages of approximately $4,000, of which approximately $1,000 was awarded to the Company. The verdict remains subject to post-trial motions, the entry of final judgment, and potential appeal. The Company cannot predict the timing or ultimate outcome of any post-trial proceedings or the amount, if any, that ultimately may be collected.
Shareholder Complaint
On July 14, 2025, a lawsuit was filed in the United States District Court for the District of Connecticut against Biohaven Ltd. and certain of its officers alleging federal securities law violations. In an amended complaint filed on March 16, 2026, plaintiffs allege claims on behalf of a putative class of purchasers of Biohaven stock between March 24, 2023 and January 5, 2026, contending that Biohaven and the officer defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 based on alleged misstatements or omissions in certain Biohaven press releases and SEC filings concerning, among other things, (i) the outlook for and clinical data supporting troriluzole as a treatment for spinocerebellar ataxia ("SCA") and (ii) opakalim’s efficacy and clinical prospects as a treatment for bipolar disorder. Plaintiffs also claim the individual defendants are liable for the alleged securities violations through derivative “control person” claims under Section 20(a) of the Exchange Act. The Company believes that the claims are without merit and filed a motion to dismiss on May 18, 2026.

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
For the three and six months ended June 30, 2026, the Company recorded $716 and $1,491, respectively, in R&D expense, including certain administrative expenses, related to the Yale MoDE Agreement and the Yale Agreement (collectively, the "Yale Agreements"). For the three and six months ended June 30, 2025, the Company recorded $330 and $851, respectively, in R&D expense, including certain administrative expenses, related to the Yale Agreements. As of June 30, 2026, the Company did not owe any amounts to Yale University.
14. Segment Information
The Company manages its operations as a single segment focused on the discovery, development, and commercialization of life-changing treatments in key therapeutic areas, including immunology, obesity, neuroscience, and oncology. Biohaven's CEO, as the Company's chief operating decision maker, manages and allocates resources at a consolidated level.
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

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
14. Segment Information (continued)

Additional information about segment profit or loss and significant segment expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct R&D program expense
BHV-4157 (Troriluzole)	$7,704	$14,245	$14,626	$28,033
BHV-2000 (Taldefgrobep Alfa)	5,730	8,045	15,062	14,229
BHV-7000 & BHV-7010 (Kv7)	13,845	31,172	33,578	62,744
BHV-2100 & BHV-2110 (TRPM3 Antagonist)	(325)	6,845	(530)	23,594
BHV-8000 (TYK2/JAK1)	4,142	21,216	9,312	25,589
BHV-1300 (IgG Degrader)	9,861	11,732	11,003	20,352
BHV-1310 (IgG Degrader)	15	3,612	(19)	4,686
BHV-1400 (IgA Degrader)	11,709	6,737	16,846	11,597
BHV-1600 (β1-AR AAB Degrader)	(288)	1,806	(99)	4,809
BHV-1510 (TROP-2)	2,465	5,384	6,502	9,873
BHV-1530 (FGFR3)	2,211	15,393	3,410	18,569
Other R&D program expense	14	1,104	63	1,615
Preclinical research programs R&D Expense	7,730	16,398	16,279	41,933
R&D personnel expense (excluding share-based compensation)(1)	19,421	20,490	40,433	41,627
R&D Share-based compensation expense	11,983	13,110	30,458	48,344
G&A personnel expense (excluding share-based compensation)(1)	5,765	6,004	11,220	12,478
G&A Share-based compensation expense	7,181	7,702	16,992	25,530
Other segment items (2)	15,736	20,706	30,191	37,660
Non-operating expense (income)	12,021	(13,815)	11,853	(14,308)
Provision for income taxes	391	261	663	870
Segment net loss	137,311	198,147	267,843	419,824

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$137,311	$198,147	$267,843	$419,824
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”). Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC.
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
Overview
We are a biopharmaceutical company focused on the discovery, development, and commercialization of life-changing treatments in key therapeutic areas, including immunology, obesity, neuroscience, and oncology. We are advancing our innovative portfolio of therapeutics, leveraging our proven drug development experience and multiple proprietary drug development platforms.
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
Our lead MoDE, BHV-1300, has demonstrated deep lowering of IgG > 80% in Phase 1 clinical trials and is being developed as a proprietary subcutaneous formulation in conjunction with an autoinjector for easy-to-use self-administration. Data in patients with Graves' disease dosed with BHV-1300 demonstrated more than an 80% reduction of disease-driving Thyroid-Stimulating Hormone Receptor ("TSHR") autoantibodies and rapid normalization of free T3 and free T4 within weeks. The pivotal trial is currently underway.
BHV-1400, Biohaven's first TRAP molecule, is designed to specifically target the pathogenic driver of IgA nephropathy ("IgAN"), galactose deficient IgA1 ("Gd-IgA1") without suppressing the healthy immune system. BHV-1400 has been dosed in a clinically concluded Phase 1 study in normal healthy volunteers and continues to be dosed in an expansion cohort of IgAN patients with plans to initiate the pivotal study in IgAN patients in the second half of 2026. Data from the first, and lowest, dose cohort and each subsequent cohort thereafter of BHV-1400 demonstrated clear differentiation from competitors in the IgA nephropathy space, with deep, rapid lowering of Gd-IgA1 within hours and preservation of host immunoglobulins ("Ig") including IgG, IgA, IgE, and IgM. These results have now been re-capitulated in the first IgAN patients dosed, with improvements noted in hematuria, proteinuria, and eGFR (as defined below) within the first month of dosing.
BHV-1300
BHV-1300 has demonstrated deep lowering of IgG1, 2 and 4 in Phase 1 clinical trials and is being developed as a proprietary subcutaneous formulation in conjunction with an autoinjector for easy-to-use self-administration. BHV-1300 was rationally designed to spare IgG3, potentially allowing for preservation of host defense. BHV-1300 is being developed for the treatment of common immune-mediated diseases, such as Graves' disease, with potential future development for rheumatoid arthritis ("RA"). Graves' disease is a disease in which IgG1 autoantibodies stimulate the thyroid to produce excess thyroid hormone. Targeted removal of disease-causing IgG has the potential to eliminate the pathogenic thyroid-stimulating antibody and modify the disease. Graves' disease is estimated to impact 1% of the population globally. RA is a chronic autoimmune disease estimated to affect 1 to 2% of the global population. RA primarily affects the joints, causing pain, swelling, stiffness, and loss of function.
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
In the preliminary data reported, BHV-1300 was safe and well-tolerated in subcutaneous doses up to 2000 mg with no clinically significant increases in ALT, AST, or bilirubin, no clinically significant reductions in albumin, and no clinically significant increases in cholesterol over the four-week dosing period compared to placebo. There were no clinically significant reductions in IgG3, IgA, IgE, or IgM compared to baseline. Most AEs were mild and self-resolving, and there were no serious or severe AEs. A Phase 1b study was initiated to evaluate the effect in participants with Graves' disease.
In January 2026, we announced that the first-in-patient clinical experience with BHV-1300 resulted in a complete suppression of disease-causing TSH receptor-stimulating antibodies with accompanying normalization of previously elevated thyroid hormones within weeks after dosing a patient with Graves' disease.
In May 2026, we reported updated data from our ongoing Phase 1b study of BHV-1300 in patients with Graves’ disease. In the study, weekly administration of BHV-1300 1000 mg subcutaneously achieved mean reductions of pathogenic TSHR-IgG1 autoantibodies of greater than 80% by week 12 in patients with Graves’ hyperthyroidism. Among participants with elevated thyroid hormones despite concurrent anti-thyroid drug therapy, normalization of free T4 occurred at a median of 3 weeks and normalization of free T3 occurred at a median of 5 weeks after the first administration of BHV-1300. Based on current data, BHV-1300 has been safe and well-tolerated through 12 weeks of dosing, with most adverse events ("AEs") mild and self-resolving, no serious adverse events (" SAEs"), no clinically significant increases in cholesterol or ALT/AST/bilirubin, no clinically significant reductions in albumin, and no clinically significant reductions in IgG3, IgA, IgE, or IgM relative to baseline. Based upon these Phase 1b results, we have initiated a pivotal trial of BHV-1300 in Graves’ disease and expect to pursue additional follow-on studies in other autoimmune diseases. The study is a randomized, double-blind, placebo-controlled study in approximately 300 adults with Graves’ hyperthyroidism evaluating normalization of T3, T4, and TSH at 26 weeks absent an antithyroid drug.
BHV-1400
BHV-1400 is the first TRAP degrader introduced by Biohaven, a selective MoDE which is being developed to target Gd-IgA1, an aberrant immunoglobulin that drives IgA nephropathy.
We initiated Phase 1 studies of BHV-1400 in the fourth quarter of 2024. The first-in-human ("FIH") trial is a randomized, open-label, placebo-controlled, single and multiple ascending dose study to evaluate the safety, tolerability, pharmacokinetics (“PK”), and pharmacodynamics ("PD") of BHV-1400 in healthy volunteers.
In the first quarter of 2025, we announced deep and selective lowering of Gd-IgA1 with the first dose cohort tested in the single ascending dose ("SAD"). Subjects achieved median Gd-IgA1 lowering of 60% within 4 hours of dose administration without clinically significant lowering of healthy immunoglobulins IgA, IgE, IgM, or IgG (see figure below). As a next generation TRAP degrader, BHV-1400 is a potential therapeutic for the treatment of IgA nephropathy and highlights the precision of MoDE platform molecules in their ability to selectively remove a pathogenic disease-causing protein without suppressing the healthy immune system.
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
BHV-1400 has been safe and well-tolerated across the ongoing Phase 1 study. Most AEs were mild and self-resolving, there were no discontinuations due to study drug AEs, and there were no serious or severe study drug AEs. There were no clinically significant increases in ALT, AST or bilirubin, no clinically significant reductions in albumin and no clinically significant increases in cholesterol relative to placebo over the 4-week dosing period. There were no clinically significant reductions in other immunoglobulins including IgG, IgA, IgE, or IgM relative to baseline. Based upon the rapid and deep reductions of Gd-IgA1 observed with subcutaneous ("SC") BHV-1400, we have expanded our Phase 1 study of BHV-1400 in patients with IgAN, and ultimately plan to initiate a pivotal trial using urine protein-creatinine ratio ("UPCR") as a surrogate endpoint for accelerated approval.
In the fourth quarter of 2025, we completed a meeting with the FDA to align on a pivotal IgAN study design, which we are targeting to initiate in the second half of 2026. We continue to work with the FDA as we evaluate and finalize potential clinical trial designs, including size and primary and secondary endpoints.
In January 2026, we announced that first dosing of BHV-1400 in IgAN patients achieved early observations of both biomarker and clinical responses including: selective lowering of only the disease-causing galactose-deficient IgA1 while sparing off-target effects on healthy antibodies (IgA, IgM, IgE, IgG), resolution of blood in the urine (hematuria), deep reductions in proteinuria (as measured by the diagnostic urine test UPCR), and improvement in fatigue and kidney function (eGFR) within weeks.
In May 2026, we reported updated Phase 1b data from our ongoing study of BHV-1400 in patients with IgAN. BHV-1400 administered subcutaneously achieved mean reductions of pathogenic Gd-IgA1 of greater than 60% within 48 hours and approximately 70% within the first month of dosing. These reductions were deeper than those reported for B-cell Activating Factor ("BAFF")/A Proliferation-Inducing Ligand ("APRIL") inhibitors, APRIL inhibitors, and CD38 inhibitors at comparable early time points. Reductions in Gd-IgA1 were associated with increases in eGFR, decreases in spot UPCR, and resolution of hematuria. Effects were selective, with no clinically significant reductions in other immunoglobulins (IgA, IgG, IgE, or IgM). BHV-1400 has been safe and well-tolerated throughout one month of dosing, with most AEs mild and self-resolving, no SAEs, and no clinically significant increases in ALT, AST, or bilirubin.
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

In the second quarter of 2022, our Clinical Trial Application for opakalim was approved by Health Canada, and we subsequently began Phase 1 clinical development. FIH SAD and multiple ascending dose ("MAD") studies were completed. Opakalim was well-tolerated at all dose levels evaluated in these studies with no serious adverse events and no dose-limiting toxicities.
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
Epilepsy
Epilepsy affects approximately 3.5 million Americans, or more than 1.2% of adults and 0.6% of children in the U.S., and more than 50 million patients worldwide, according to the World Health Organization. It is the fourth most common neurological disorder, and many patients struggle to achieve freedom from seizures, with more than one-third of patients requiring two or more medications to manage their epilepsy. While the use of anti-seizure medications is often accompanied by dose-limiting side effects, our clinical candidate opakalim is specifically designed to target subtypes of Kv7 potassium channels without engagement of Gamma-Aminobutyric Acid ("GABA") A receptors ("GABAA-R"). The lack of GABAA-R activity potentially gives opakalim a wide therapeutic window which we expect to result in an improved side effect profile, limiting the somnolence and fatigue often seen in patients receiving anti-seizure medications. We aim to bring this potassium channel modulator as a potential solution to patients with epilepsy who remain uncontrolled on their current regimens.
In January 2024, we completed our End-of-Phase 2 meeting with the FDA to advance to Phase 3 trials and announced that more than 110 global clinical sites have been selected in the first of two focal epilepsy trials. Enrollment in our Phase 2/3 program commenced in the first quarter of 2024. The two pivotal studies evaluating the efficacy of opakalim in refractory focal epilepsy are randomized, double-blind, placebo-controlled, 8- and 12-week trials with a primary endpoint of change from baseline in 28-day average seizure frequency in adults with focal epilepsy. RISE 3 is evaluating 50 mg and 75 mg doses of opakalim (see figure below).
In June 2026, we announced that enrollment in RISE 3 was complete. We expect to report topline results from RISE 3 in the second half of 2026. RISE 2 Part A is evaluating 25 and 50 mg doses of opakalim, whereas Part B is evaluating the 75 mg dose of opakalim (see figure below). The RISE 2 study was amended to add Part B with the higher 75 mg dose, thereby replicating the potential therapeutic benefits of the higher 75 mg dose in the RISE 3 study and optimizing the overall development plan for opakalim. The Company expects estimated enrollment in each study to be 390 participants.

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
Open-label treatment with opakalim demonstrated clinically meaningful reductions in seizure frequency compared to the pretreatment baseline observation period prior to randomization. In January 2026, we reported that 56% of participants showed ≥50% reductions in seizure frequency (≥50% responder rate, or" 50%RR"), for those who completed at least 6 months of treatment with opakalim 75 mg once daily in the OLE study. Notably, the antiseizure effects of opakalim were correlated with plasma concentrations, based on a preliminary exposure-response analysis. Opakalim was well-tolerated in the OLE study.
In May 2026, we subsequently reported updated data showing that 54% of participants had a ≥50%RR over any consecutive 6-month period in the OLE study (n>100). These results are comparable to the ≥50%RR published for other investigational agents in the class such azetukalner (which has reported 56% of patients with a ≥50%RR over any consecutive 6-month period from its Phase 2b OLE data). Opakalim was well-tolerated in the OLE study with a low incidence of CNS adverse events, consistent with prior studies with opakalim (see figure below).
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
In October 2023, we announced preclinical data demonstrating the ability of taldefgrobep alfa to significantly reduce fat mass while increasing lean mass in an obese mouse model. In a mouse model of diet-induced obesity, untreated mice exhibited an increase in fat mass of 31%, while the mice treated with taldefgrobep alfa demonstrated increases in lean mass of 25% from baseline (p≤0.001) and lost 11% of their baseline fat (p≤0.001) compared to vehicle (placebo) treated mice. Insulin and leptin levels were consistently lower in mice treated with taldefgrobep alfa compared to the untreated mice. There was no difference in food intake over time across the taldefgrobep alfa and untreated mice, counter to what has been observed with incretin mimetics (e.g., semaglutide) which are consistently associated with a reduction in energy intake.
In May 2024, we announced preclinical data from a diet-induced obesity mouse model, which showed treatment with taldefgrobep alfa together with a glucagon-like peptide-1 ("GLP-1") agonist produced greater reductions in body weight and fat mass, and a larger increase in lean muscle mass, compared to treatment with GLP-1 alone (see figure below).
Based on non-clinical and clinical data, Biohaven initiated a Phase 2 study of taldefgrobep in the management of obesity in the fourth quarter of 2025. In March 2026, we announced that enrollment in the study was complete. Topline results for the Phase 2 proof-of-concept study are expected in the second half of 2026. The study will evaluate the ability of taldefgrobep to reduce fat mass and total body weight while increasing lean muscle mass. The study is a placebo-controlled study evaluating two dosing schedules of taldefgrobep versus placebo. Approximately 150 participants will be randomized to receive taldefgrobep or matching placebo over a 24-week double-blind treatment period followed by an additional 24 weeks of OLE during which all participants will receive taldefgrobep. Key endpoints include the change in total body weight, lean mass, fat mass, and metabolic parameters, along with a comprehensive assessment of safety. See below for trial design.
Other Program Updates
As previously noted, in the fourth quarter of 2025 we initiated a strategic reprioritization of our development platforms and are now focused on our key programs to prioritize resources. As a result, development of programs outside of our key programs (the "non-key programs") may be substantially downsized, paused or delayed. The following represent updates to our non-key programs from the 2025 Form 10-K:
•Kv7
◦Opakalim proof-of-concept study in idiopathic generalized epilepsy ("IGE"): In May 2026, we reported results from a randomized, double-blind, placebo-controlled, time-to-event proof-of-concept study of opakalim 75 mg once-daily in subjects with IGE with intractable generalized tonic-clonic ("GTC") seizures (NCT06425159). The study enrolled 27 subjects (15 opakalim, 12 placebo). The prespecified primary outcome was time to the second day with a GTC seizure during the 24-week double-blind period. The study was closed prior to reaching its prespecified sample size due to enrollment challenges and strategic portfolio prioritization; therefore formal statistical testing was not performed. The median time to the second GTC seizure was 141 days in the opakalim group compared to 47 days in the placebo group. 33 percent of opakalim-treated subjects completed the 24-week double-blind phase without a second GTC seizure, compared to 0% in the placebo group; 20% of opakalim-treated subjects completed the study seizure-free compared to 0% in the placebo group. Opakalim was well-tolerated in the IGE study, with no reported cases of somnolence, dizziness, fatigue, or memory impairment in the opakalim group.
•Antibody Drug Conjugates
◦BHV-1530: In July 2026, Biohaven announced plans to initiate combination cohorts evaluating BHV-1530 with monoclonal antibody Libtayo® (cemiplimab-rwlc), in the second half of 2026. In connection with these plans, we have entered into a clinical supply agreement with Regeneron Pharmaceuticals, Inc. ("Regeneron") under which we will sponsor and fund the planned combination clinical trial, and Regeneron will provide Libtayo. BHV-1530 is currently being studied in an ongoing Phase 1 dose-escalation trial in unselected patients with advanced urothelial cancer, head and neck squamous cell carcinoma, and non-small cell lung cancer who have failed standard-of-care therapy, as well as other tumor types harboring FGFR3 genomic alterations. Up to approximately 140 subjects are planned to be evaluated.
•BHV-8100 (PKM2 Modulator)
◦BHV-8100 phase 1 study initiation: In the second quarter of 2026, we initiated FIH dosing of BHV-8100. The Phase 1 study is a SAD study in healthy participants designed to evaluate the safety, tolerability, and pharmacokinetics of BHV-8100. Each cohort is planned to enroll approximately 8 subjects total (6 subjects receive active drug and 2 subjects receive placebo). Dose escalation is ongoing. Preliminary data from the study demonstrate a pharmacokinetic profile consistent with once-daily oral dosing and a well-tolerated profile at projected therapeutic exposures, with most adverse events mild and spontaneously resolving. BHV-8100 is an orally administered, brain-penetrant activator of the M2 isoform of pyruvate kinase (“PKM2”), a novel therapeutic class designed to address the bioenergetic and immunometabolic basis of systemic, CNS and retinal disorders. PKM2 is the final, rate-limiting enzyme in glycolysis, converting phosphoenolpyruvate to pyruvate, and serves as a master metabolic regulator in energy-intensive cells and tissues, including the brain, retina, and immune system. BHV-8100 stabilizes the more highly active, tetrameric form of PKM2. The accumulation of the less active dimeric form leads to bioenergetic deficits and drives disease pathogenesis in multiple inflammatory and neurological disorders. Through stabilizing the PKM2 tetramer, BHV-8100 restores glycolytic flux and potentially metabolic deficits. Potential target indications include neurodegenerative diseases such as Alzheimer’s disease, multiple sclerosis and Parkinson's disease, ophthalmological conditions such as adult-onset macular degeneration, retinitis pigmentosa, and immunological disorders such as atopic dermatitis.

Components of Our Results of Operations
Revenue
To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from the sale of products in the near future. If our development efforts for our product candidates are successful and result in regulatory approval or additional license agreements with third parties, then we may generate revenue in the future from product sales.
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
General and Administrative Expenses
General and administrative ("G&A") expenses consist primarily of personnel costs, including salaries, benefits and travel expenses for our executive, finance, business, corporate development and other administrative functions; and non-cash share-based compensation expense. G&A expenses also include facilities and other related expenses, including rent, depreciation, maintenance of facilities, insurance and supplies; and for public relations, audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property.
We anticipate that our G&A expenses, including payroll and related expenses, will remain significant in the future as we continue to support our research and development activities and prepare for potential commercialization of our product candidates, if successfully developed and approved. We also anticipate increased expenses associated with general operations, including costs related to accounting and legal services, director and officer insurance premiums, facilities and other corporate infrastructure, and office-related costs, such as information technology costs, as well as ongoing costs associated with operating as an independent, publicly traded company.
Other (Expense) Income, Net
Other (expense) income, net primarily consists of changes in the fair value of our forward contract and derivative liabilities, net investment income, and the changes in fair value of our note payable liability under the Note Purchase Agreement.
Prior to settlement, the fair value of the forward contracts and derivative liabilities recognized in connection with the Knopp Amendment was determined using a Monte Carlo simulation of the Company's stock price over the respective duration and terms of each instrument being valued. Refer to Note 4, "Fair Value of Financial Assets and Liabilities," in our audited consolidated financial statements included in the 2025 Form 10-K for detail on valuation inputs and methodology. The fair value of these liabilities were recorded on the condensed consolidated balance sheets with changes in fair value recorded in other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss.
Net investment income is comprised of interest income and net accretion and amortization on investments in addition to realized gains and losses. Refer to Note 3, "Marketable Securities," to the accompanying condensed consolidated financial statements included in this Form 10-Q for further discussion of our investments.
As permitted under ASC 825, we elected the fair value option for our note payable liability under the Note Purchase Agreement. Accordingly, the note payable was initially measured at issuance based on an estimated fair value and is subsequently remeasured on a recurring basis at each reporting period date. Changes in fair value, other than those attributed to changes in instrument-specific credit risk, are recorded within other (expense) income, net on our condensed consolidated statements of operations and comprehensive loss. Refer to Note 4, "Fair Value of Financial Assets and Liabilities," to the accompanying condensed consolidated financial statements included in this Form 10-Q for detail on valuation inputs and methodology and Note 6, "Notes Payable," to the accompanying condensed consolidated financial statements included in this Form 10-Q for further discussion of the terms of the Note Purchase Agreement.

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
We have historically outsourced all of the research and clinical development for our programs under a master services agreement with our subsidiaries, Biohaven Pharmaceuticals, Inc. ("BPI") and Biohaven Biosciences Ireland Limited (“BBIL”). Under these arrangements, both companies were profitable during the three and six months ended June 30, 2026 and 2025. BPI and BBIL are subject to taxation in the United States and Ireland, respectively. As such, in each reporting period, the tax provision includes the effects of the results of profitable operations of BPI and BBIL.
At June 30, 2026 and December 31, 2025, we continued to maintain a full valuation allowance against our net deferred tax assets, comprised primarily of research and development tax credit carryforwards and net operating loss carryforwards, based on management’s assessment that it is more likely than not that the deferred tax assets will not be realized.
Our income tax provision primarily relates to the profitable operations of BPI and BBIL in the United States and Ireland, respectively.
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following tables summarize our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
In thousands
Operating expenses:
Research and development	$100,814	$184,367	$(83,553)
General and administrative	24,085	27,334	(3,249)
Total operating expenses	124,899	211,701	(86,802)
Loss from operations	(124,899)	(211,701)	86,802
Other (expense) income, net	(12,021)	13,815	(25,836)
Loss before provision for income taxes	(136,920)	(197,886)	60,966
Provision for income taxes	391	261	130
Net loss	$(137,311)	$(198,147)	$60,836

Research and Development Expenses

	Three Months Ended June 30,
	2026	2025	Change
In thousands
Direct research and development expenses by program:
BHV-4157 (Troriluzole)	$7,704	$14,245	$(6,541)
BHV-2000 (Taldefgrobep Alfa)	5,730	8,045	(2,315)
BHV-7000 & BHV-7010 (Kv7)	13,845	31,172	(17,327)
BHV-2100 & BHV-2110 (TRPM3 Antagonist)	(325)	6,845	(7,170)
BHV-8000 (TYK2/JAK1)	4,142	21,216	(17,074)
BHV-1300 (IgG Degrader)	9,861	11,732	(1,871)
BHV-1310 (IgG Degrader)	15	3,612	(3,597)
BHV-1400 (IgA Degrader)	11,709	6,737	4,972
BHV-1600 (β1-AR AAB Degrader)	(288)	1,806	(2,094)
BHV-1510 (TROP-2)	2,465	5,384	(2,919)
BHV-1530 (FGFR3)	2,211	15,393	(13,182)
Other programs	14	1,104	(1,090)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	31,404	33,600	(2,196)
Preclinical research programs	7,730	16,398	(8,668)
Other	4,597	7,078	(2,481)
Total research and development expenses	$100,814	$184,367	$(83,553)
R&D expenses, including non-cash share-based compensation costs, were $100.8 million for the three months ended June 30, 2026, compared to $184.4 million for the three months ended June 30, 2025. The decrease of $83.6 million was primarily due to decreases in direct program spend and preclinical spend in 2026 as compared to the same period in the prior year. The decrease in direct program spend was largely due to our strategic reprioritization of programs which was implemented in the fourth quarter of 2025, as well as one-time developmental milestones recorded during the three months ended June 30, 2025 of $15.0 million and $10.0 million for our BHV-8000 and BHV-1530 programs, respectively.
Non-cash share-based compensation expense was $12.0 million for the three months ended June 30, 2026, a decrease of $1.1 million as compared to the same period in 2025.
General and Administrative Expenses
General and administrative expenses were $24.1 million for the three months ended June 30, 2026, compared to $27.3 million for the three months ended June 30, 2025. The decrease of $3.2 million was primarily due to decreased legal costs and employee costs, including non-cash share-based compensation expense. Non-cash share-based compensation expense was $7.2 million for the three months ended June 30, 2026, a decrease of $0.5 million as compared to the same period in 2025.
Other (Expense) Income, Net
Other (expense) income, net was other expense of $12.0 million for the three months ended June 30, 2026, compared to other income of $13.8 million for the three months ended June 30, 2025. The decrease of $25.8 million was primarily due to increased non-cash losses related to changes in fair value of our notes payable liability under the NPA during the three months ended June 30, 2026, and gains recorded for the non-cash changes in fair value of our forward contracts and derivative liabilities recorded in connection with the Knopp Amendment during the three months ended June 30, 2025. See Note 6, "Notes Payable," to the accompanying condensed consolidated financial statements included in this Form 10-Q for discussion of the NPA and Note 11, "License, Acquisitions and Other Agreements," for discussion of the forward contract and derivative liabilities recorded in connection with the Knopp Amendment.
Provision for Income Taxes
We recorded income tax provisions of $0.4 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively.

Comparison of the Six Months Ended June 30, 2026 and 2025
The following tables summarize our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
In thousands
Operating expenses:
Research and development	$204,641	$371,951	$(167,310)
General and administrative	50,686	61,311	(10,625)
Total operating expenses	255,327	433,262	(177,935)
Loss from operations	(255,327)	(433,262)	177,935
Other (expense) income, net	(11,853)	14,308	(26,161)
Loss before provision for income taxes	(267,180)	(418,954)	151,774
Provision for income taxes	663	870	(207)
Net loss	$(267,843)	$(419,824)	$151,981
Research and Development Expenses

	Six Months Ended June 30,
	2026	2025	Change
In thousands
Direct research and development expenses by program:
BHV-4157 (Troriluzole)	$14,626	$28,033	$(13,407)
BHV-2000 (Taldefgrobep Alfa)	15,062	14,229	833
BHV-7000 & BHV-7010 (Kv7)	33,578	62,744	(29,166)
BHV-2100 & BHV-2110 (TRPM3 Antagonist)	(530)	23,594	(24,124)
BHV-8000 (TYK2/JAK1)	9,312	25,589	(16,277)
BHV-1300 (IgG Degrader)	11,003	20,352	(9,349)
BHV-1310 (IgG Degrader)	(19)	4,686	(4,705)
BHV-1400 (IgA Degrader)	16,846	11,597	5,249
BHV-1600 (β1-AR AAB Degrader)	(99)	4,809	(4,908)
BHV-1510 (TROP-2)	6,502	9,873	(3,371)
BHV-1530 (FGFR3)	3,410	18,569	(15,159)
Other programs	63	1,615	(1,552)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	70,891	89,971	(19,080)
Preclinical research programs	16,279	41,933	(25,654)
Other	7,717	14,357	(6,640)
Total research and development expenses	$204,641	$371,951	$(167,310)
R&D expenses, including non-cash share-based compensation costs, were $204.6 million for the six months ended June 30, 2026, compared to $372.0 million for the six months ended June 30, 2025. The decrease of $167.3 million was primarily due to decreases in direct program spend and preclinical spend, and non-cash share-based compensation expense in 2026 as compared to the same period in the prior year. The decrease in direct program and preclinical spend was largely due to our strategic reprioritization of programs which was implemented in the fourth quarter of 2025, as well as one-time developmental milestones recorded during the six months ended June 30, 2025 of $15.0 million and $10.0 million for our BHV-8000 and BHV-1530 programs, respectively. The $25.7 million decrease in preclinical research programs was also due to an upfront share payment valued at $4.9 million and an accrual for an upfront cash payment of $5.0 million related to agreements entered into during the six months ended June 30, 2025.
Non-cash share-based compensation expense was $30.5 million for the six months ended June 30, 2026, a decrease of $17.9 million as compared to the same period in 2025. Non-cash share-based compensation expense was lower in 2026 primarily due to our annual equity incentive awards granted in the first quarter of 2026, which had a lower grant date fair value per share than the annual awards granted in the first quarter of 2025.

General and Administrative Expenses
General and administrative expenses were $50.7 million for the six months ended June 30, 2026, compared to $61.3 million for the six months ended June 30, 2025. The decrease of $10.6 million was primarily due to decreased non-cash share-based compensation expense and decreased legal costs during the six months ended June 30, 2026. Non-cash share-based compensation expense was $17.0 million for the six months ended June 30, 2026, a decrease of $8.5 million as compared to the same period in 2025. Non-cash share-based compensation expense was lower in 2026 primarily due to our annual equity incentive awards granted in the first quarter of 2026, which had a lower grant date fair value per share than the annual awards granted in the first quarter of 2025.
Other (Expense) Income, Net
Other (expense) income, net was other expense of $11.9 million for the six months ended June 30, 2026, compared to other income of $14.3 million for the six months ended June 30, 2025. The decrease of $26.2 million was primarily due to increased non-cash losses related to changes in fair value of our notes payable liability under the NPA during the six months ended June 30, 2026, gains recorded for the non-cash changes in fair value of our forward contracts and derivative liabilities recorded in connection with the Knopp Amendment during the six months ended June 30, 2025, and decreased investment income. See Note 6, "Notes Payable," to the accompanying condensed consolidated financial statements included in this Form 10-Q for discussion of the NPA and Note 11, "License, Acquisitions and Other Agreements," for discussion of the forward contract and derivative liabilities recorded in connection with the Knopp Amendment.
Provision for Income Taxes
We recorded income tax provisions of $0.7 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively.
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
As of June 30, 2026, we had cash and cash equivalents of $238.0 million and marketable securities of $29.8 million. Cash in excess of immediate requirements is invested in marketable securities and money market funds with a view to liquidity and capital preservation. We continuously assess our working capital needs, capital expenditure requirements, and future investments or acquisitions.

Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2026	2025	Change
In thousands
Net cash used in operating activities	$(235,017)	$(333,060)	$98,043
Net cash provided by investing activities	60,034	149,333	(89,299)
Net cash provided by financing activities	182,812	250,199	(67,387)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	19	(17)	36
Net increase in cash, cash equivalents and restricted cash	$7,848	$66,455	$(58,607)
Operating Activities
Net cash used in operating activities was $235.0 million for the six months ended June 30, 2026 and $333.1 million for the six months ended June 30, 2025. The $98.0 million decrease in net cash used in operating activities for the six months ended June 30, 2026 was primarily due to a decrease in cash payments for direct R&D activities, including a one-time development milestone payment of $10.0 million for BHV-1530 during the six months ended June 30, 2025. This was partially offset by a one-time payment of $42.7 million made to Knopp during the six months ended June 30, 2026 related to the settlement of the 2025 Additional Consideration True-Up, and payment of the 2025 annual employee bonus in the first quarter of 2026, as compared to our 2024 annual bonus being paid in the fourth quarter of 2024.
Investing Activities
Net cash provided by investing activities was $60.0 million for the six months ended June 30, 2026, compared to net cash provided by investing activities of $149.3 million for the six months ended June 30, 2025. The $89.3 million decrease in net cash provided by investing activities was driven primarily by a decrease in proceeds from maturities of marketable securities, partially offset by a decrease in purchases of marketable securities, during the six months ended June 30, 2026, as compared to the same period in the prior year. See Note 3, "Marketable Securities," to the condensed consolidated financial statements for additional details.
Financing Activities
Net cash provided by financing activities was $182.8 million for the six months ended June 30, 2026 compared to net cash provided by financing activities of $250.2 million for the six months ended June 30, 2025. The decrease of $67.4 million was primarily driven by a decrease in proceeds from the issuance of notes payable, related to proceeds from our Note Purchase Agreement during the six months ended June 30, 2025. This was partially offset by proceeds from the issuance of common shares during the six months ended June 30, 2026 related to proceeds from the Equity Distribution Agreement.
Note Purchase Agreement
In April 2025, we received $250.0 million in gross proceeds from the sale of senior secured notes under our Note Purchase Agreement.
In the event that by the reporting deadline of March 1, 2027, our audited financial statements for the year ended December 31, 2026 or any year thereafter for the term of the agreement, are subject to any qualification, emphasis of matter or statement as to “going concern” or scope of audit, subject to certain exceptions, we would be in breach of our financial statement delivery covenant under the Note Purchase Agreement. In such event, if such requirement was not amended or waived by the Purchasers, the Purchasers could have the right to exercise their remedies under the Note Purchase Agreement, which could include, but not be limited to, declaring an event of default and accelerating payment of outstanding amounts thereunder (which amounted to $250.0 million as of June 30, 2026), plus a required premium as noted above.
Refer to Note 6, "Notes Payable," of this Form 10-Q for further discussion of the Note Purchase Agreement.
Equity Distribution Agreement
In October 2023, we entered into the Equity Distribution Agreement pursuant to which we may offer and sell common shares having an aggregate offering price of up to $150.0 million from time to time through or to the sales agent, acting as our agent or principal. In August 2024, we entered into an amendment to the Equity Distribution Agreement pursuant to which we may offer and sell common shares having an aggregate offering price of up to $450.0 million. In May

2026, we entered into a second amendment to the Equity Distribution Agreement pursuant to which we may offer and sell common shares having an aggregate offering price of up to $682.0 million.
During the six months ended June 30, 2026, we sold and issued 17,164,940 common shares under the Equity Distribution Agreement, as amended, for net proceeds of approximately $178.9 million. In total, as of June 30, 2026, we have sold and issued 21,413,528 common shares under the Equity Distribution Agreement, as amended, for net proceeds of approximately $325.1 million. As of June 30, 2026, additional common shares having an aggregate offering price of up to $350.0 million remain available to be issued.
Knopp Amendment
In May 2024, we entered into the Knopp Amendment which reduced our milestone payments by $867.5 million and replaced the high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for our Kv7 programs. As consideration, we agreed to issue to Knopp the 2024 Additional Consideration and the 2025 Additional Consideration, both non-cash common share payments, as well as agreed to one-time cash true-ups for both the 2024 Additional Consideration and the 2025 Additional Consideration.
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
During the six months ended June 30, 2026, there were no material changes to our critical accounting policies as reported in our annual consolidated financial statements included in the 2025 Form 10-K.
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
Our operations include activities in countries outside the U.S. As a result, our financial results are impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we operate. Our monetary exposures on our condensed consolidated balance sheet were immaterial to our financial position as of June 30, 2026.
We do not engage in any hedging activities against changes in foreign currency exchange rates.

Interest Rate Risk
As of June 30, 2026, our excess cash balances were invested in short-term money market funds and short-term debt securities issued by the United States government. We seek to diversify our investments and limit the amount of investment concentrations for individual corporate institutions, maturities and investment types. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Based on the type and duration of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1.00%, the fair value of our investment portfolio would (decrease) increase by approximately $(0.2) million and $0.2 million, respectively. For further discussion on our investments in marketable securities, refer to Note 3, "Marketable Securities," to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
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
Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to litigation and claims arising in the ordinary course of business. Such matters are subject to uncertainty, and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. Please see the matters noted within Note 12, "Commitments and Contingencies," to our condensed consolidated financial statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q. Excluding the matters noted therein, we are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.
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
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.		Description
10.1	+	Employment Agreement dated April 1, 2019, by and between Biohaven Pharmaceuticals, Inc. and Warren Volles.
31.1		Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2		Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1‡		Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101		The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104		Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
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
+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOHAVEN LTD.
Dated: August 10, 2026
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Matthew Buten
Matthew Buten
Chief Financial Officer
(Principal Financial Officer)