Form 10-Q
period 2026-09-30
Biohaven Ltd.
filed 2026-10-29
CIK 1935979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2026, the registrant had 151,058,781 common shares, without par value per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

BIOHAVEN LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$95,754	$229,957
Marketable securities	65,371	89,180
Prepaid expenses	27,566	47,022
Other current assets	2,823	2,170
Total current assets	191,514	368,329
Property and equipment, net	14,700	15,964
Intangible assets	18,400	18,400
Goodwill	1,390	1,390
Other non-current assets	37,672	47,364
Total assets	$263,676	$451,447
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$13,534	$11,643
Accrued expenses and other current liabilities	49,233	104,291
Total current liabilities	62,767	115,934
Non-current operating lease liability	31,406	39,958
Notes payable	264,294	238,900
Other non-current liabilities	3,456	4,583
Total liabilities	361,923	399,375
Commitments and contingencies (Note 12)
Shareholders' (Deficit) Equity:
Preferred shares, no par value; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common shares, no par value; 200,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 151,055,160 and 132,775,113 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2,139,226	1,934,276
Additional paid-in capital	238,835	193,984
Accumulated deficit	(2,481,658)	(2,084,536)
Accumulated other comprehensive income	5,350	8,348
Total shareholders' (deficit) equity	(98,247)	52,072
Total liabilities and shareholders' equity	$263,676	$451,447
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$101,850	$141,169	$306,491	$513,120
General and administrative	24,570	28,213	75,256	89,524
Total operating expenses	126,420	169,382	381,747	602,644
Loss from operations	(126,420)	(169,382)	(381,747)	(602,644)
Other (expense) income, net	(2,923)	(3,840)	(14,776)	10,468
Loss before (benefit) provision for income taxes	(129,343)	(173,222)	(396,523)	(592,176)
(Benefit) provision for income taxes	(64)	221	599	1,091
Net loss	$(129,279)	$(173,443)	$(397,122)	$(593,267)
Net loss per share — basic and diluted	$(0.86)	$(1.64)	$(2.65)	$(5.74)
Weighted average common shares outstanding—basic and diluted	151,040,349	105,815,038	149,776,602	103,391,267
Comprehensive loss:
Net loss	$(129,279)	$(173,443)	$(397,122)	$(593,267)
Other comprehensive (loss) income, net of tax	(25)	39	(2,998)	(43)
Comprehensive loss	$(129,304)	$(173,404)	$(400,120)	$(593,310)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(397,122)	$(593,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,849	7,349
Non-cash share-based compensation	66,074	95,409
Issuance of common shares as payment under license and other agreements	858	4,844
Change in fair value of forward contract and derivative liabilities	—	(11,274)
Change in fair value of notes payable	22,463	12,390
Other non-cash items, net	(1,770)	(5,409)
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	18,674	(5,284)
Accounts payable	1,891	(538)
Accrued expenses and other current and non-current liabilities	(59,785)	17,004
Net cash used in operating activities	(341,868)	(478,776)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	140,000	495,000
Purchases of marketable securities	(114,662)	(178,144)
Purchases of property and equipment	(634)	(707)
Other investing activities	—	(1,849)
Net cash provided by investing activities	24,704	314,300
Cash flows from financing activities:
Proceeds from issuance of notes payable	—	250,000
Proceeds from issuance of common shares	178,884	—
Payment of issuance costs	—	(1,247)
Proceeds from issuance of common shares under 2022 Equity Incentive Plan	4,139	1,568
Other financing activities, net	—	—
Net cash provided by financing activities	183,023	250,321
Effects of exchange rates on cash, cash equivalents, and restricted cash	19	(3)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(134,122)	85,842
Cash, cash equivalents, and restricted cash at beginning of period	232,779	102,542
Cash, cash equivalents, and restricted cash at end of period	$98,657	$188,384
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.   Nature of the Business and Basis of Presentation
Biohaven Ltd. (“we,” “us," "our," "Biohaven" or the “Company”) was incorporated in Tortola, British Virgin Islands in May 2022. Biohaven is a biopharmaceutical company focused on the discovery, development and commercialization of life-changing treatments in key therapeutic areas, including immunology, obesity, neuroscience, and oncology. The Company is advancing its innovative portfolio of therapeutics, leveraging its proven drug development experience and multiple, proprietary drug development platforms. Biohaven's key clinical and preclinical programs include Kv7 ion channel modulation for epilepsy; Molecular Degrader of Extracellular Proteins (“MoDE”) and Targeted Removal of Aberrant Protein ("TRAP") extracellular protein degradation for immunological diseases; and a myostatin-activin pathway targeting agent for neuromuscular and metabolic diseases, including obesity.
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
Separation from Biohaven Pharmaceutical Holding Company Ltd.
On October 3, 2022, Biohaven Pharmaceutical Holding Company Ltd. (the “Former Parent”) completed the distribution to holders of its common shares of all of our outstanding common shares and the spin-off of Biohaven from the Former Parent (the “Separation”). As a result of the Separation, Biohaven became an independent, publicly traded company as of October 3, 2022, and commenced regular way trading under the symbol “BHVN” on the New York Stock Exchange on October 4, 2022.
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
Through October 29, 2026, the Company has funded its operations primarily with funding from the Former Parent, including a cash contribution received at the Separation, proceeds from the sale of its common shares, proceeds from the sale of senior secured notes under its Note Purchase Agreement (as defined in Note 4 "Fair Value of Financial Assets and Liabilities" and described in Note 6, "Notes Payable"), and proceeds from its recently executed out-license agreement as discussed in Note 11, "License, Acquisitions and Other Agreements." The Company has incurred recurring losses since its inception and expects to continue to generate operating losses for the foreseeable future.
As of the date of issuance of these condensed consolidated financial statements, the Company expects its existing cash, cash equivalents, marketable securities, and upfront payments from its recently executed out-license agreements as discussed in Note 11, "License, Acquisitions and Other Agreements" will be sufficient to fund operating and financial commitments, and other cash requirements, for at least one year after the issuance date of these condensed consolidated financial statements.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
1.   Nature of the Business and Basis of Presentation (Continued)
To execute its business plans, the Company will require funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales or royalties, if ever, it expects to finance its operations through the sale of public or private equity, debt financings or other capital sources, including collaborations and licensing agreements with other companies or other strategic transactions. However, there can be no assurance that such funding will be available on acceptable terms, in a timely manner, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for all periods presented. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods or any future year or period. The financial information included herein should be read in conjunction with the financial statements and notes in the Company's 2025 Form 10-K.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
2.   Summary of Significant Accounting Policies (Continued)

The following represents a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash as of September 30, 2026 and September 30, 2025, respectively, in the condensed consolidated statements of cash flows:

	As of September 30, 2026	As of September 30, 2025
Cash and cash equivalents	$95,754	$184,847
Restricted cash (included in other current assets)	772	553
Restricted cash (included in other non-current assets)	2,131	2,984
Total cash, cash equivalents and restricted cash at the end of the period in the condensed consolidated statement of cash flows	$98,657	$188,384
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
3. Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of debt securities available-for-sale by type of security at September 30, 2026 and December 31, 2025 were as follows:

	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
Debt securities
U.S. treasury bills	$14,989	$—	$14,989	$—	$—	$14,989
U.S. treasury notes	50,407	—	50,407	—	(25)	50,382
Total	$65,396	$—	$65,396	$—	$(25)	$65,371

December 31, 2025
Debt securities
U.S. treasury bills	114,109	—	114,109	61	—	114,170
Total	$114,109	$—	$114,109	$61	$—	$114,170
The fair values of debt securities available-for-sale by classification in the condensed consolidated balance sheets were as follows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$—	$24,990
Marketable securities	65,371	89,180
Total	$65,371	$114,170

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.  Marketable Securities (Continued)

The net amortized cost and fair value of debt securities available-for-sale at September 30, 2026 and December 31, 2025 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or if the Company intends to sell a security prior to maturity.

	September 30, 2026		December 31, 2025
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$65,396	$65,371	$114,109	$114,170
Summarized below are the debt securities available-for-sale the Company held at September 30, 2026 that were in an unrealized loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months
	Number of Securities	Fair Value	Unrealized Losses
September 30, 2026
Debt securities
U.S. treasury bills	1	$14,989	$—
U.S. treasury notes	4	50,382	(25)
Total	5	$65,371	$(25)

Unrealized losses on U.S. treasury bills were less than $1 at September 30, 2026.
The Company did not have any investments in an unrealized loss position as of December 31, 2025.
The Company did not have any investments in a continuous unrealized loss position for more than twelve months as of September 30, 2026 and December 31, 2025.
The Company reviewed the securities in the table above, all of which were U.S. treasury securities, and concluded that they are performing assets generating investment income to support the needs of the Company's business. In performing this review, the Company considered factors such as the credit quality of the investment security based on research performed by external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. As of September 30, 2026, the Company did not intend to sell these securities and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.
Net Investment Income
Gross investment income includes interest income from debt securities available-for-sale, money-market funds, cash and restricted cash. Net investment income included in other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Debt securities	$1,142	$2,153	$3,943	$8,457
Other investments	822	1,299	4,004	3,432
Gross investment income	1,964	3,452	7,947	11,889
Investment expenses	(22)	(42)	(72)	(120)
Net investment income	$1,942	$3,410	$7,875	$11,769

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
3.  Marketable Securities (Continued)

We utilize the specific identification method in computing realized gains and losses on sales of debt securities. The Company had no sales of debt securities available-for-sale during the three and nine months ended September 30, 2026 and 2025.
4.   Fair Value of Financial Assets and Liabilities
The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires certain assets and liabilities to be reflected at their fair value and others to be reflected on another basis, such as an adjusted historical cost basis. In this Note 4, the Company provides details on the fair value of financial assets and liabilities and how it determines those fair values.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
Financial assets and liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at September 30, 2026 and December 31, 2025 were as follows:

		Fair Value Measurement Using:
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
September 30, 2026
Assets:
Cash and cash equivalents	Money market funds	$68,150	$—	$—	$68,150
Marketable securities	U.S. treasury bills	—	14,989	—	14,989
Marketable securities	U.S. treasury notes	—	50,382	—	50,382
Other current assets	Money market funds	250	—	—	250
Other non-current assets	Money market funds	1,923	—	—	1,923
Total assets		$70,323	$65,371	$—	$135,694

Liabilities:
Notes payable	Notes payable, non-current	—	—	264,294	264,294
Total liabilities		$—	$—	$264,294	$264,294

December 31, 2025
Assets:
Cash and cash equivalents	Money market funds	$195,265	$—	$—	$195,265
Cash and cash equivalents	U.S. treasury bills	—	24,990	—	24,990
Marketable securities	U.S. treasury bills	—	89,180	—	89,180
Other current assets	Money market funds	250	—	—	250
Other non-current assets	Money market funds	3,017	—	—	3,017
Total assets		$198,532	$114,170	$—	$312,702

Liabilities:
Notes payable	Notes payable, non-current	$—	$—	$238,900	$238,900
Total liabilities		$—	$—	$238,900	$238,900
There were no securities transferred between Level 1, 2, and 3 during the three and nine months ended September 30, 2026 and 2025.
The following is a description, including valuation methodology, of the financial assets and liabilities measured at fair value on a recurring basis:
Cash and Cash Equivalents, Other Current Assets, and Other Non-Current Assets
Financial assets measured at fair value on a recurring basis classified within cash and cash equivalents, other current assets, and other non-current assets at September 30, 2026 consisted of short-term money market funds that are readily convertible to known amounts of cash and redeemable daily at the election of the Company and, at December 31, 2025, short-term money market funds and cash invested in U.S. treasury bills with original maturities of three months or less at time of purchase. The carrying value for these financial assets approximates fair value due to the near-term maturities of the securities underlying the money market funds and, at December 31, 2025, the U.S. treasury bills, resulting in an insignificant change in value because of changes in interest rates.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
4.   Fair Value of Financial Assets and Liabilities (Continued)
Marketable Securities
At September 30, 2026 and December 31, 2025, the fair value of the Company’s Level 2 debt securities is obtained from quoted market prices of debt securities with similar characteristics, quoted prices from identical assets in inactive markets, or discounted cash flows to estimate fair value. The Company’s Level 2 marketable securities consisted of off-the-run U.S. treasury bills and notes at September 30, 2026 and off-the-run U.S. treasury bills at December 31, 2025.
Note Purchase Agreement
On April 28, 2025, the Company entered into a Note Purchase Agreement (the "NPA" or "Note Purchase Agreement") as described in further detail in Note 6, "Notes Payable." The Company elected to account for the NPA under the fair value option as permitted by ASC 825, Financial Instruments ("ASC 825").
The Company determined the fair value of the First Notes (as defined in Note 6, "Notes Payable") on April 28, 2025 was $255,880. The difference between the fair value at execution and the principal of $250,000 was due to a purchased loan commitment for the Second Notes (as defined in Note 6, "Notes Payable"). The purchased loan commitment resulted in a $5,880 offsetting asset recorded at its fair value within other current assets on the condensed consolidated balance sheet which was determined to be impaired and fully expensed to other (expense) income, net, as of December 31, 2025. The following table provides a roll forward of the fair value of the First Notes for which fair value is determined by Level 3 inputs from December 31, 2025 to September 30, 2026:

Amount
Fair value at December 31, 2025	$238,900
Loss on change in fair value reported in other (expense) income, net	3,012
Fair value at March 31, 2026	$241,912
Loss on change in fair value reported in other (expense) income, net	14,637
Loss on change in fair value reported in other comprehensive loss	2,931
Fair value at June 30, 2026	$259,480
Loss on change in fair value reported in other (expense) income, net	4,814
Fair value at September 30, 2026	$264,294
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
At September 30, 2026, the difference between the aggregate fair value and the aggregate unpaid principal balance of the First Notes was $14,294.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of September 30, 2026	As of December 31, 2025
Building and land	$14,078	$14,078
Leasehold improvements	2,697	2,697
Computer hardware and software	854	854
Office and lab equipment	13,049	12,437
Furniture and fixtures	2,024	2,024
	$32,702	$32,090
Accumulated depreciation	(18,024)	(16,126)
	14,678	15,964
Equipment not yet in service	22	—
Property and equipment, net	$14,700	$15,964
Depreciation expense was $569 and $1,898 for the three and nine months ended September 30, 2026, respectively, and $1,105 and $3,180 for the three and nine months ended September 30, 2025, respectively.
Other Non-current Assets
Other non-current assets consisted of the following:

	As of September 30, 2026	As of December 31, 2025
Operating lease right-of-use assets	$35,531	$45,058
Other	2,141	2,306
Other non-current assets	$37,672	$47,364
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of September 30, 2026	As of December 31, 2025
Accrued employee compensation and benefits	12,099	16,781
Accrued clinical trial costs	22,409	30,437
Operating lease liabilities - current portion	4,744	5,756
2025 Additional Consideration True-Up liability	—	42,710
Other accrued expenses and other current liabilities	9,981	8,607
Accrued expenses and other current liabilities	$49,233	$104,291

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
(Unaudited)
6. Notes Payable (Continued)
the Total Payments as of the Test Date are less than 90% but equal to or greater than 50% of the Total Funded Amount, 1.95, (iv) if the Test Date Condition is not satisfied and the Total Payments as of the Test Date are less than 50% of the Total Funded Amount, 2.10 if on or prior to the 8th anniversary of the Closing Date and 2.25 if after the 8th anniversary of the Closing Date, and (b) with respect to the Second Notes, (i) if the Test Date Condition is satisfied, 1.40, (ii) if the Test Date Condition is not satisfied and the Total Payments as of the Test Date are equal to or greater than 50% of the Total Funded Amount, 1.65, and (iii) if the Test Date Condition is not satisfied and the Total Payments as of the Test Date are less than 50% of the Total Funded Amount, 1.75.
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
In the event that by the reporting deadline of March 1, 2027, the Company's audited financial statements for the year ended December 31, 2026, or any year thereafter for the term of the agreement, are subject to any qualification, emphasis

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
6. Notes Payable (Continued)
of matter or statement as to “going concern” or scope of audit, subject to certain exceptions, the Company would be in breach of its financial statement delivery covenant under the Note Purchase Agreement. In such event, if such requirement was not amended or waived by the Purchasers, the Purchasers could have the right to exercise their remedies under the Note Purchase Agreement, which could include, but not be limited to, declaring an event of default and accelerating payment of outstanding amounts thereunder (which amounted to $250,000 as of September 30, 2026), plus a required premium as noted above.
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
7.   Shareholders' Equity
Changes in shareholders’ equity for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
Balances as of December 31, 2025	132,775,113	$1,934,276	$193,984	$(2,084,536)	$8,348	$52,072
Net loss	—	—	—	(130,532)	—	(130,532)
Issuance of common shares, net of offering costs	17,164,940	178,884	—	—	—	178,884
Issuance of common shares as payment under license and other agreements	76,383	858	—	—	—	858
Issuance of common shares under 2022 Equity Incentive Plan	490,054	18,890	(18,912)	—	—	(22)
Non-cash share-based compensation expense	—	—	28,286	—	—	28,286
Other comprehensive loss	—	—	—	—	(46)	(46)
Balances as of March 31, 2026	150,506,490	$2,132,908	$203,358	$(2,215,068)	$8,302	$129,500
Net loss	—	—	—	(137,311)	—	(137,311)
Issuance of common shares under 2022 Equity Incentive Plan and 2022 Employee Share Purchase Plan	511,041	5,953	(2,157)	—	—	3,796
Non-cash share-based compensation expense	—	—	19,164	—	—	19,164
Other comprehensive loss	—	—	—	—	(2,927)	(2,927)
Balances as of June 30, 2026	151,017,531	$2,138,861	$220,365	$(2,352,379)	$5,375	$12,222
Net loss	—	—	—	(129,279)	—	(129,279)
Issuance of common shares under 2022 Equity Incentive Plan	37,629	365	(154)	—	—	211
Non-cash share-based compensation expense	—	—	18,624	—	—	18,624
Other comprehensive loss	—	—	—	—	(25)	(25)
Balances as of September 30, 2026	151,055,160	$2,139,226	$238,835	$(2,481,658)	$5,350	$(98,247)

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
7.   Shareholders' Equity (Continued)

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances as of December 31, 2024	101,221,989	$1,656,702	$112,369	$(1,345,714)	$79	$423,436
Net loss	—	—	—	(221,677)	—	(221,677)
Issuance of common shares as payment under license and other agreements	354,819	13,398	(8,554)	—	—	4,844
Issuance of common shares under 2022 Equity Incentive Plan	527,216	19,246	(19,410)	—	—	(164)
Non-cash share-based compensation expense	—	—	53,062	—	—	53,062
Other comprehensive loss	—	—	—	—	(6)	(6)
Balances as of March 31, 2025	102,104,024	$1,689,346	$137,467	$(1,567,391)	$73	$259,495
Net loss	—	—	—	(198,147)	—	(198,147)
Issuance of common shares as payment under license and other agreements	3,588,688	51,426	—	—	—	51,426
Issuance of common shares under 2022 Equity Incentive Plan and 2022 Employee Share Purchase Plan	89,735	2,337	(1,260)	—	—	1,077
Non-cash share-based compensation expense	—	—	20,812	—	—	20,812
Other comprehensive loss	—	—	—	—	(76)	(76)
Balances as of June 30, 2025	105,782,447	$1,743,109	$157,019	$(1,765,538)	$(3)	$134,587
Net loss	—	—	—	(173,443)	—	(173,443)
Issuance of common shares under 2022 Equity Incentive Plan	21,208	631	(509)	—	—	122
Non-cash share-based compensation expense	—	—	21,535	—	—	21,535
Other comprehensive income	—	—	—	—	39	39
Balances as of September 30, 2025	105,803,655	$1,743,740	$178,045	$(1,938,981)	$36	$(17,160)
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
During 2026, the Company sold and issued 17,164,940 common shares under the Equity Distribution Agreement, as amended, for net proceeds of approximately $178,884, all in the first quarter of 2026. In total, as of September 30, 2026, the Company has sold and issued 21,413,528 common shares under the Equity Distribution Agreement, as amended, for

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
7.   Shareholders' Equity (Continued)
net proceeds of approximately $325,134. As of September 30, 2026, additional common shares having an aggregate offering price of up to approximately $350,000 remain available to be issued.
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
Maskbegone is eligible to receive up to 381,912 additional common shares of the Company under the Maskbegone Agreement which are contingent on the achievement of certain success-based developmental and regulatory milestones. The Company has not recorded these potential contingent consideration payments as liabilities in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at September 30, 2026.
Knopp Amendment
In May 2024, the Company entered into an amendment to the Purchase Agreement (as defined in Note 11, "License, Acquisitions and Other Agreements,") (the "Knopp Amendment") under which the parties thereto agreed to revise the success-based payment and royalty payment obligations under the Knopp Amendment. In June 2025, as partial share consideration, the Company issued 3,588,688 Company common shares to Knopp (as defined in Note 11, "License, Acquisitions and Other Agreements,") valued at approximately $51,426.
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

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
8. Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity included the following activity in accumulated other comprehensive income for the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Net unrealized investment (losses) gains:
Beginning of period balance	$(1)	$60
Other comprehensive loss(1)	(25)	(86)
End of period balance	(26)	(26)

Foreign currency translation adjustments:
Beginning of period balance	27	8
Other comprehensive income(1)	—	19
End of period balance	27	27

Instrument-specific credit risk of liabilities measured at fair value:
Beginning of period balance	5,349	8,280
Other comprehensive loss(1)	—	(2,931)
End of period balance	5,349	5,349

Total beginning of period accumulated other comprehensive income	5,375	8,348
Total other comprehensive loss	(25)	(2,998)
Total end of period accumulated other comprehensive income	$5,350	$5,350
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
9. Non-Cash Share-Based Compensation
Non-Cash Share-based Compensation Expense
The Company measures non-cash share-based compensation at the grant date based on the fair value of the award and recognizes non-cash share-based compensation as expense over the requisite service period of the award (generally three years) using the straight-line method. Non-cash share-based compensation expense, consisting of expense for share options, restricted share units ("RSUs"), performance share options, and the Employee Share Purchase Plan, was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses	$12,066	$13,947	$42,524	$62,291
General and administrative expenses	6,558	7,588	23,550	33,118
Total non-cash share-based compensation expense	$18,624	$21,535	$66,074	$95,409
As of September 30, 2026, total unrecognized compensation cost related to the unvested share-based awards was $73,467, which is expected to be recognized over a weighted average period of 1.57 years. The Company did not recognize any material tax benefit or expense related to the exercise of share options or vesting of RSUs during the nine months ended September 30, 2026 and 2025.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
9.   Non-Cash Share-Based Compensation (Continued)
The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company's common shares for those share options that had exercise prices lower than the fair value of the Company's common shares at September 30, 2026. The total intrinsic value of share options exercised during the nine months ended September 30, 2026 and 2025 was $2,357 and $1,696, respectively.
The weighted average grant date fair value per share of share options granted under the Company's equity incentive plan during the nine months ended September 30, 2026 and 2025 was $8.53 and $24.25, respectively. The Company expects approximately 6,296,562 of the unvested share options to vest over the requisite service period.
The following table is a summary of the Company's share option activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2025	15,649,514	$21.06
Granted	5,225,025	$11.35
Exercised	(343,814)	$7.12
Forfeited	(265,819)	$28.25
Outstanding as of September 30, 2026	20,264,906	$18.70	7.39	$55,762
Options exercisable as of September 30, 2026	13,968,344	$17.77	6.74	$47,589
Vested and expected to vest as of September 30, 2026	20,264,906	$18.70	7.39	$55,762
Restricted Share Units
The Company’s RSUs are considered nonvested share awards and require no payment from the employee. For each RSU, employees receive one common share at the end of the vesting period. Compensation cost is recorded based on the market price of the Company’s common shares on the grant date and is recognized on a straight-line basis over the requisite service period.
The total fair value of RSUs vested during the nine months ended September 30, 2026 and 2025 was $4,876 and $19,425, respectively.
The following table is a summary of the RSU activity for the nine months ended September 30, 2026:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	1,402,696	$38.48
Granted	15,850	$11.02
Vested	(482,437)	$39.01
Forfeited	(47,873)	$39.02
Unvested as of September 30, 2026	888,236	$37.68

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

10.   Net Loss Per Share
Basic and diluted net loss per share attributable to common shareholders of Biohaven was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(129,279)	$(173,443)	$(397,122)	$(593,267)
Denominator:
Weighted average common shares outstanding—basic and diluted	151,040,349	105,815,038	149,776,602	103,391,267
Net loss per share — basic and diluted	$(0.86)	$(1.64)	$(2.65)	$(5.74)
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

	As of September 30,
	2026	2025
Options to purchase common shares	20,264,906	15,799,622
Warrants to purchase common shares	—	294,195
Restricted share units	888,236	1,414,446
Total	21,153,142	17,508,263
11.  License, Acquisitions and Other Agreements
The Company has entered into various licensing, developmental and acquisition agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront fees, milestone payments upon achievement of certain developmental, regulatory and commercial and sales milestones, as well as sales-based royalties, with percentages that vary by agreement. The Company has also entered into agreements under which it will grant a third party rights to develop and commercialize certain of the Company's product candidates in exchange for upfront, milestone and royalty payments to the Company.
Out-License Arrangements
SKBP License Agreement
In August 2026, the Company entered into a License Agreement (the “SKBP License Agreement”) with SK Biopharmaceuticals Co., Ltd. (“SKBP”). Pursuant to the SKBP License Agreement, effective upon the closing of the transactions contemplated thereby (the “Closing”), the Company will grant SKBP an exclusive, royalty-bearing, worldwide license, with the right to grant sublicenses subject to the terms of the SKBP License Agreement, to our Kv7 ion channel platform, led by opakalim (BHV-7000), and other Kv7 compounds and products covered by the SKBP License Agreement. The applicable Hart-Scott-Rodino waiting period for the SKBP License Agreement expired on October 28, 2026.
Under the SKBP License Agreement, SKBP will pay the Company a non-creditable and non-refundable upfront fee of $400,000, consisting of $350,000 payable at the Closing and $50,000 payable one year after the Closing. The Company will also be eligible to receive up to $150,000 in one-time development and regulatory milestone payments. In addition, SKBP will pay the Company tiered royalties ranging from the mid-teens to the low twenties on U.S. net sales of opakalim and certain other antiseizure products, mid-single-digit royalties on ex-U.S. net sales of opakalim and certain other

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  License, Acquisitions and Other Agreements (Continued)
antiseizure products, and additional royalties on net sales of certain other licensed products, in each case subject to specified reductions and adjustments. The applicable royalty term for each licensed product in each country begins upon the first commercial sale of such product in such country and ends upon the latest of (i) 10 years after such first commercial sale, (ii) expiration of applicable regulatory exclusivity and (iii) expiration of the last-to-expire licensed patent claim in such country covering the composition of matter of the applicable licensed compound.
Following the Closing, the Company will continue to conduct specified ongoing development and regulatory activities, including the ongoing RISE 2 and RISE 3 clinical studies and preparation and filing of the new drug application for opakalim. SKBP will also reimburse specified pre-Closing program costs and fund certain development plan costs incurred by the Company. SKBP is required to use commercially reasonable efforts to develop and seek regulatory approval for opakalim in the United States, Europe and Japan and, following regulatory approval in the applicable market, to commercialize opakalim in that market.
The SKBP License Agreement also contains specified restrictions on each party’s activities involving competing Kv7 activators. Unless earlier terminated, the SKBP License Agreement will continue until the expiration of all applicable royalty terms. Upon expiration of the applicable royalty term for a licensed product in a country, the corresponding license will become fully paid-up, royalty-free, perpetual and irrevocable in that country. Following the Closing, SKBP may terminate the SKBP License Agreement, in whole or in part, for convenience upon specified prior written notice. The parties also have specified termination rights, including for uncured material breach and specified bankruptcy or insolvency events. Upon any such post-Closing termination, the license granted to SKBP will terminate with respect to the applicable terminated products or territories, subject in specified circumstances to limited rights to sell off existing inventory. Following any such termination, the parties will cooperate to wind down or transition ongoing activities. The SKBP License Agreement also provides for specified reversion rights in favor of the Company with respect to certain intellectual property and regulatory filings relating to the terminated products or territories.
Partial MIPA Assignment and Assumption Agreement
Also in August 2026, the Company and SKBP entered into a Partial MIPA Assignment and Assumption Agreement (the “Assignment Agreement”), which will become effective only upon the Closing. The Assignment Agreement provides for the assignment and assumption of certain rights and obligations under the Membership Interest Purchase Agreement, dated February 24, 2022, by and among Biohaven Therapeutics Ltd., Knopp Biosciences LLC (“Knopp”) and Channel Biosciences, LLC, as amended (the “MIPA” or "Purchase Agreement"). Effective upon the Closing, the Company will assign to SKBP its rights under Section 2.4 (Contingent Consideration) of the MIPA and specified related provisions, and SKBP will assume the related obligations arising from and after the Closing. For a complete discussion of the MIPA and its terms, refer to the below section titled "Kv7 Platform Acquisition," included in this Note 11.
The Knopp obligations to be assumed by SKBP include aggregate potential milestone obligations of up to $245,000, consisting of $185,000 in milestone obligations tied to U.S. and EMA regulatory approval of opakalim, and up to $60,000 in milestone obligations tied to U.S. regulatory approvals of up to three other Kv7 products, as well as a mid-single-digit royalty on worldwide net sales of Kv7 products. These obligations are separate from, and not creditable against, SKBP’s milestone and royalty obligations to the Company under the SKBP License Agreement. The Company will retain all other rights and obligations under the MIPA. If the SKBP License Agreement is terminated before the Closing, the Assignment Agreement will automatically terminate without becoming effective.
Ono License Agreement
In October 2026, the Company entered into a Collaboration and License Agreement (the “Ono License Agreement”) with Ono Pharmaceutical Co., Ltd. (“Ono”). Pursuant to the Ono License Agreement, the Company granted Ono an exclusive, royalty-bearing license, with the right to grant sublicenses subject to the terms of the Ono License Agreement, to develop and commercialize the Company's MoDE pan IgG degrader portfolio, led by BHV-1300 and including next-generation follow-on degraders BHV-1310 and BHV-1320, in Japan, South Korea, Taiwan and the countries of the Association of Southeast Asian Nations (the “Ono Licensed Territory”), subject to the terms of the Ono License Agreement. The Company retains all rights to the licensed portfolio outside the Ono Licensed Territory, including in the United States, Europe and China.
Under the Ono License Agreement, Ono paid the Company a one-time, non-creditable and non-refundable upfront payment of $80,000 in October 2026 upon closing and will pay the Company another $20,000 upon a milestone

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  License, Acquisitions and Other Agreements (Continued)
achievement, following Ono’s receipt of specified stability test results and subject to Ono’s election to continue development and commercialization of the licensed compounds and products in the Ono Licensed Territory. In addition, Ono will pay Biohaven royalties of approximately 20% on net sales of licensed products in the Ono Licensed Territory, subject to specified reductions and adjustments. If Ono elects not to continue the program after receipt of specified stability test results in accordance with the Ono License Agreement, the Ono License Agreement will terminate and the milestone achievement payment and royalties will not become payable.
Ono is generally responsible, at its own expense, for development, regulatory activities and commercialization of the licensed compounds and products in the Ono Licensed Territory and is required to use commercially reasonable efforts to conduct these activities. The Company will continue to conduct specified ongoing studies and development activities, with Ono funding specified activities conducted in the Ono Licensed Territory and sharing specified costs of global clinical studies.
The Ono License Agreement contains specified restrictions on each party’s activities involving competing IgG degraders and provides Ono with a right of first negotiation with respect to certain follow-on compounds in the Ono Licensed Territory.
Unless earlier terminated, the Ono License Agreement will continue until the expiration of all applicable royalty terms. Ono may terminate the Ono License Agreement, in whole or on a product-by-product or country-by-country basis, for convenience upon specified prior written notice. The parties also have specified termination rights, including for uncured material breach and specified bankruptcy or insolvency events. The Company has additional termination rights for certain cessations of development and specified patent challenges. Upon termination, the applicable license rights granted to Ono will terminate, subject in specified circumstances to limited rights to sell existing inventory. The Ono License Agreement also provides for specified transition and reversion rights in favor of the Company relating to regulatory filings, clinical trials and intellectual property.
In-License and Other Agreements
As of September 30, 2026, the Company had potential future developmental, regulatory and commercial milestone payments under its license and other agreements of up to approximately $139,313, $711,600, and $3,187,488, respectively. See below for a detailed discussion of these agreements. The Company has not recorded these potential contingent consideration payments as liabilities in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at September 30, 2026.
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
The Yale Agreement was amended and restated in May 2019. As of September 30, 2026, under the amended Yale Agreement, the Company had remaining contingent regulatory approval milestone payments of up to $2,000 and annual royalty payments of a low single-digit percentage based on net sales of riluzole-based products from the licensed patents or from products based on troriluzole. Under the amended and restated agreement, the royalty rates are reduced as compared to the original agreement. In addition, under the amended and restated agreement, the Company may develop products based on riluzole or troriluzole. The amended and restated agreement retains a minimum annual royalty of up to $1,000 per year, beginning after the first sale of product under the agreement. If the Company grants any sublicense rights under the Yale Agreement, it must pay Yale a low single-digit percentage of sublicense income that it receives.
For the three and nine months ended September 30, 2026 and 2025, the Company did not record any material milestone or royalty payments under the Yale Agreement.
In January 2021, the Company entered into a worldwide, exclusive license agreement with Yale for the development and commercialization of a novel MoDE platform (the "Yale MoDE Agreement"). The platform pertains to the clearance of disease-causing protein and other biomolecules by targeting them for lysosomal degradation using multi-functional

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  License, Acquisitions and Other Agreements (Continued)
molecules. The Yale MoDE Agreement includes an obligation to pay a minimum annual royalty of up to $1,000 per year, and low single digit royalties on the net sales of licensed products. If the Company grants any sublicense rights under the Yale MoDE Agreement, it must pay Yale a low single-digit percentage of sublicense income that it receives. As of September 30, 2026, under the Yale MoDE Agreement, the Company had remaining contingent development and commercial milestone payments of up to $1,063 and $4,988, respectively. The Yale MoDE Agreement terminates on the later of twenty years from the effective date, twenty years from the filing date of the first investigational new drug application for a licensed product or the last to expire valid claim of a licensed patent.
During the second quarter of 2026, the Company recorded R&D expense of $250 for a development milestone which the Company determined to have become probable during the period under the Yale MoDE Agreement. The development milestone is expected to be paid during the fourth quarter of 2026. Excluding this $250 development milestone, for the three and nine months ended September 30, 2026 and 2025, the Company did not record any material milestone or royalty payments under the Yale MoDE Agreement.
ALS Biopharma Agreement
In August 2015, the Company entered into an agreement (the "ALS Biopharma Agreement") with ALS Biopharma and Fox Chase Chemical Diversity Center Inc. ("FCCDC"), pursuant to which ALS Biopharma and FCCDC assigned the Company their worldwide patent rights to a family of over 300 prodrugs of glutamate modulating agents, including troriluzole, as well as other innovative technologies. Under the ALS Biopharma Agreement, the Company is obligated to use commercially reasonable efforts to commercialize and develop markets for the patent products. As of September 30, 2026, under the ALS Biopharma Agreement, the Company had remaining contingent regulatory approval milestone payments of up to $4,000, as well as royalty payments of a low single-digit percentage based on net sales of products licensed under the ALS Biopharma Agreement, payable on a quarterly basis.
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
For the three and nine months ended September 30, 2026 and 2025, the Company did not record any material milestone or royalty payments under the ALS Biopharma Agreement.
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
As of September 30, 2026, under the Taldefgrobep Alfa License Agreement, the Company had remaining contingent regulatory approval milestone payments of up to $200,000, as well as tiered, sales-based royalty percentages from the high teens to the low twenties. There were no upfront or contingent payments to BMS related to the Taldefgrobep Alfa License Agreement.
For the three and nine months ended September 30, 2026 and 2025, the Company did not record any material milestone or royalty payments under the Taldefgrobep Alfa License Agreement.
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
As of September 30, 2026, under the Highlightll Agreement, the Company had remaining contingent development, regulatory approval, and commercial milestone payments of up to $60,000, $37,500, and $837,500, respectively. Additionally, the Company has agreed to make tiered royalty payments as a percentage of net sales starting at mid-single

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  License, Acquisitions and Other Agreements (Continued)
digits and peaking at low teens digits. During the royalty term, if the Company offers to include China clinical sites in its Phase 3 study sufficient for submission to Chinese National Medical Products Administration and Highlightll, at its sole discretion, agrees, then Highlightll will pay royalties in the low tens digits to the Company on China sales upon approval.
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
For the three and nine months ended September 30, 2026, the Company did not record any material milestone or royalty payments related to the Highlightll Agreement. During the second quarter of 2025, the Company recorded R&D expense of $15,000 for a development milestone which the Company determined to have become probable during the period. The developmental milestone was paid during the third quarter of 2025. Excluding this $15,000 development milestone, for the three and nine months ended September 30, 2025, the Company did not record any material milestone or royalty payments related to the Highlightll Agreement.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Milestone payments	$—	$—	$—	$10,000
Upfront Payments - Cash*	—	—	—	5,000
Upfront Payments - Issuance of Common Shares	$—	$—	$858	$4,884
*The amount for the nine months ended September 30, 2025 included $1,250 recorded to research and development expense related to cash owed for upfront payments which were not yet paid as of September 30, 2025 and was recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of September 30, 2025.
Acquisitions
Kv7 Platform Acquisition
In April 2022, the Company closed the acquisition from Knopp of Channel Biosciences, LLC (“Channel”), a wholly owned subsidiary of Knopp owning the assets of Knopp’s Kv7 channel targeting platform (the “Kv7 Platform Acquisition”), pursuant to the Purchase Agreement.
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
In May 2024, the Company entered into the Knopp Amendment under which the parties thereto agreed to replace the scaled high single digit to low teens royalty payment obligations with a flat royalty payment in the mid-single digits for opakalim and the pipeline programs. The parties also agreed to reduce the success-based payments payable under the

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  License, Acquisitions and Other Agreements (Continued)
Purchase Agreement. The Company retains the ability to pay these contingent milestone payments in cash or in the Company's common shares at the Company's election, subject to the same increases if the Company elects to pay in the Company's common shares. As of September 30, 2026, under the Purchase Agreement, as amended, the Company had remaining success-based payments comprised of (i) up to $185,000 based on regulatory approvals in the United States and EMEA for opakalim and (ii) up to an additional $60,000 based on regulatory approval in the United States for the other Kv7 pipeline programs.
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
The Company concluded that the agreement to issue the 2025 Additional Consideration at a future date represented a forward contract settleable in a variable number of shares under ASC 480, Distinguishing Liabilities from Equity, and classified the commitment as a current forward contract liability on its condensed consolidated balance sheet. The Company initially measured the 2025 Additional Consideration at a fair value of $63,940, which was recorded as R&D expense during the three months ended June 30, 2024 in its condensed consolidated statement of operations and comprehensive loss. The Company subsequently remeasured the fair value of the forward contract liability and recognized gains or losses through other (expense) income, net in its condensed consolidated statement of operations and comprehensive loss. In June 2025, the Company issued the 2025 Additional Consideration at an approximate value of $51,426. The Company recognized a gain of $20,074 for the nine months ended September 30, 2025 related to the 2025 Additional Consideration. The gain on settlement of the 2025 Additional Consideration was due to the decline in fair value of the 2025 Additional Consideration from the one year anniversary of the execution date to the issuance date due to a decline in Biohaven's share price.
The Company concluded that the 2025 Additional Consideration True-Up represented a net cash settled written put option on the Company’s shares and was a freestanding derivative liability under ASC 815. Accordingly, the Company

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
11.  License, Acquisitions and Other Agreements (Continued)
classified the 2025 Additional Consideration True-Up as a non-current derivative liability on its condensed consolidated balance sheet. The Company initially recorded the 2025 Additional Consideration True-Up at a fair value of $13,810, which was recorded as R&D expense during the three months ended June 30, 2024. The Company subsequently remeasured the fair value of the derivative liability and recognized gains or losses through other (expense) income, net in its condensed consolidated statement of operations and comprehensive loss. The Company recognized gains of $3,960 and losses of $8,800 for the three and nine months ended September 30, 2025, respectively, related to the 2025 Additional Consideration True-Up. The 2025 Additional Consideration True-Up was settled in December 2025, and a cash payment of $42,710 was owed to Knopp as of December 31, 2025. The cash payment due to Knopp was recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of December 31, 2025 and was made to Knopp in the first quarter of 2026.
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
The Company has not recorded any of the remaining contingent consideration payments to Knopp as a liability in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at September 30, 2026.
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
As of September 30, 2026, under the Pyramid Agreement, the Company had remaining success-based payments comprised of (i) up to $5,000 based on developmental and regulatory milestones for the lead asset, BHV-1510 (formerly known as PBI-410), (ii) up to an additional $30,000 based on developmental and regulatory milestones for a second asset (formerly known as PBI-200) and (iii) up to $40,000 for commercial sales-based milestones of BHV-1510. Contingent developmental and regulatory milestone payments may be paid in cash or Company common shares at the election of the Company, and commercial sales-based milestones are to be made in cash.
The Company has not recorded any of the remaining contingent consideration payments as a liability in the accompanying condensed consolidated balance sheet as none of the future events which would trigger a milestone payment were considered probable of occurring at September 30, 2026.
For the three and nine months ended September 30, 2026 and 2025, the Company did not record any material milestone payments related to the Pyramid Agreement.
12.   Commitments and Contingencies
Lease Agreements
The Company's leases primarily consist of lab and office space for use in its operations. Other than the Cambridge Lease Amendment defined and described below, there have been no material changes to the lease obligations from those disclosed in Note 12, "Commitments and Contingencies," to the consolidated financial statements included in the 2025 Form 10-K.

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
Research Commitments
The Company has entered into agreements with several contract manufacturing organizations ("CMOs") and contract research organizations ("CROs") to provide products and services in connection with the Company’s preclinical studies and clinical trials. As of September 30, 2026, the Company had no research commitments in excess of one year.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company’s amended and restated memorandum and articles of association also provide for indemnification of directors and officers in specific circumstances. To date, the Company has not incurred any material costs as a result of such indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2026 or December 31, 2025.
License, Acquisitions and Other Agreements
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
Under the Moda Agreement, the Company agreed to make success-based payments based on developmental, regulatory, and commercial milestones. The Moda Agreement may be terminated by the Company or Moda under certain circumstances including, for example, the Company's discontinuation of research on the MoDE platform or default. In August 2023, the Company entered into an amendment to the Moda Agreement with Moda. As of September 30, 2026, under the Moda Agreement, as amended, the Company had remaining contingent development, regulatory approval, and commercial milestone payments of up to $27,995, $22,000, and $104,612, respectively.
During the second quarter of 2026, the Company recorded R&D expense of $3,250 for development milestones which the Company determined to have become probable during the period under the Moda Agreement. The development milestones were paid during the third quarter of 2026. Excluding these development milestones of $3,250, for the three and nine months ended September 30, 2026 and 2025, the Company did not record any material milestone payments under the Moda Agreement.

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
12.  Commitments and Contingencies (Continued)

Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. In accordance with ASC 450, Contingencies, if a loss contingency associated with a legal matter is probable to be incurred and the amount of loss can be reasonably estimated, an accrual is recorded on the condensed consolidated balance sheet. As of September 30, 2026, excluding the below, there were no matters which would have a material impact on the Company’s financial results.
Trade Secret Litigation
In March 2023, the Company and Yale filed suit in the U.S. District Court for the District of Delaware against Avilar Therapeutics, Inc. and RA Capital Management GP, LLC, asserting claims for trade secret misappropriation relating to the licensed technology underlying certain of the Company's extracellular protein degradation programs and, as to Yale, breach of a confidentiality agreement. On July 24, 2026, following a jury trial that commenced on July 20, 2026, the jury returned a verdict in favor of the plaintiffs and awarded combined damages of approximately $4,000, of which approximately $1,000 was awarded to the Company. The verdict remains subject to post-trial motions and potential appeal. The Company has not recognized any gain related to the verdict. The Company cannot predict the timing or ultimate outcome of any post-trial proceedings or the amount, if any, that ultimately may be collected.
Shareholder Complaint
On July 14, 2025, a lawsuit was filed in the United States District Court for the District of Connecticut against Biohaven Ltd. and certain of its officers alleging federal securities law violations. In an amended complaint filed on March 16, 2026, plaintiffs allege claims on behalf of a putative class of purchasers of Biohaven stock between March 24, 2023 and January 5, 2026, contending that Biohaven and the officer defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 based on alleged misstatements or omissions in certain Biohaven press releases and SEC filings concerning, among other things, (i) the outlook for and clinical data supporting troriluzole as a treatment for spinocerebellar ataxia ("SCA") and (ii) opakalim’s efficacy and clinical prospects as a treatment for bipolar disorder. Plaintiffs also claim the individual defendants are liable for the alleged securities violations through derivative “control person” claims under Section 20(a) of the Exchange Act. The Company believes that the claims are without merit and a hearing on the Company's motion to dismiss is scheduled for November 2, 2026. The Company cannot predict the timing or ultimate outcome of this matter or the amount, if any, that ultimately may be paid.
13. Income Taxes
In August 2026, the Company completed an intra-entity asset transfer of certain of its intellectual property to the Company's Irish subsidiary. As a result of the transfer, the Company recorded a deferred tax asset of $396,000 for the step up in tax basis recognized pursuant to Irish tax law. Based on its analysis of all available objective evidence, as of September 30, 2026, the Company concluded that it was more likely than not that the deferred tax asset from the intra-entity transfer will not be realized and therefore, established a full valuation allowance against the deferred tax asset.
The Company continues to maintain a full valuation allowance against all of its net deferred tax assets based on management’s assessment that it is more likely than not that the deferred tax assets will not be realized. The Company will continue to evaluate the need for a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.
14. Related Party Transactions
Related Party Agreements
License Agreement with Yale
On September 30, 2013, the Company entered into the Yale Agreement with Yale (see Note 11, "License, Acquisitions and Other Agreements"). The Company’s Chief Executive Officer ("CEO") is one of the inventors of the patents that the Company has licensed from Yale and, as such, is entitled to a specified share of the glutamate product-related royalty revenues that may be received by Yale under the Yale Agreement.

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
For the three and nine months ended September 30, 2026, the Company recorded $956 and $2,447, respectively, in R&D expense, including certain administrative expenses, related to the Yale MoDE Agreement and the Yale Agreement (collectively, the "Yale Agreements"). For the three and nine months ended September 30, 2025, the Company recorded $277 and $1,128, respectively, in R&D expense, including certain administrative expenses, related to the Yale Agreements. As of September 30, 2026, the Company did not owe any material amounts to Yale.
15. Segment Information
The Company manages its operations as a single segment focused on the discovery, development, and commercialization of life-changing treatments in key therapeutic areas, including immunology, obesity, neuroscience, and oncology. The CEO, as the Company's chief operating decision maker, manages and allocates resources at a consolidated level.
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

BIOHAVEN LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)
15. Segment Information (Continued)

Additional information about segment profit or loss and significant segment expenses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct R&D program expense
BHV-4157 (Troriluzole)	$1,300	$10,769	$15,926	$38,802
BHV-2000 (Taldefgrobep Alfa)	6,354	4,489	21,417	18,719
BHV-7000 & BHV-7010 (Kv7)	19,295	29,671	52,873	92,415
BHV-2100 & BHV-2110 (TRPM3 Antagonist)	(1,178)	2,720	(1,708)	26,314
BHV-8000 (TYK2/JAK1)	4,208	4,134	13,520	29,722
BHV-1300 (IgG Degrader)	9,818	8,628	20,821	28,980
BHV-1310 (IgG Degrader)	(149)	369	(168)	5,055
BHV-1400 (IgA Degrader)	10,067	8,049	26,913	19,646
BHV-1600 (β1-AR AAB Degrader)	29	1,977	(70)	6,786
BHV-1510 (TROP-2)	2,166	9,327	8,668	19,200
BHV-1530 (FGFR3)	2,576	2,437	5,985	21,006
Other R&D program expense	9	562	72	2,177
Preclinical research programs R&D Expense	12,239	16,675	28,518	58,608
R&D personnel expense (excluding share-based compensation)(1)	18,234	20,473	58,667	62,100
R&D Share-based compensation expense	12,066	13,947	42,524	62,291
G&A personnel expense (excluding share-based compensation)(1)	5,819	6,276	17,039	18,755
G&A Share-based compensation expense	6,558	7,588	23,550	33,118
Other segment items (2)	17,009	21,291	47,200	58,950
Non-operating expense (income)	2,923	3,840	14,776	(10,468)
(Benefit) provision for income taxes	(64)	221	599	1,091
Segment net loss	129,279	173,443	397,122	593,267

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$129,279	$173,443	$397,122	$593,267
(1)    Personnel expense includes employee payroll, bonus, and employee benefits for medical care, retirement, insurances and other.
(2)    Other segment items included in Segment net loss include unallocated non-program R&D expense, legal, accounting and other professional service fees, rent and utilities expense, depreciation, and other corporate expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”). Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC.
Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, among other things, may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
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
In the fourth quarter of 2025, we initiated strategic portfolio and cost-optimization measures to prioritize three key, late-stage, clinical programs that we believe have the greatest potential for value generation. These key clinical programs include Kv7 ion channel modulation for epilepsy; Molecular Degrader of Extracellular Proteins (“MoDE”) and Targeted Removal of Aberrant Protein ("TRAP") extracellular protein degradation for immunological diseases; and a myostatin-activin pathway targeting agent for neuromuscular and metabolic diseases, including obesity (collectively, the "key programs").
Separation from Biohaven Pharmaceutical Holding Company Ltd.
On October 3, 2022, Biohaven Pharmaceutical Holding Company Ltd. (the “Former Parent”) completed the distribution to holders of its common shares of all of our outstanding common shares and the spin-off of Biohaven Ltd. from the Former Parent (the “Separation”). As a result of the Separation, Biohaven became an independent, publicly traded company as of October 3, 2022, and commenced regular way trading under the symbol “BHVN” on the New York Stock Exchange on October 4, 2022.

Clinical-Stage Milestones
Our clinical-stage milestones include the following:

Key Programs
MoDE and TRAP Degraders
Bispecific Molecular Degraders of Extracellular Proteins and TRAP Degraders
Biohaven MoDE and TRAP degraders harness selectivity, rapidity and patient-friendly self-administration to remove disease-causing proteins from the body to potentially treat a range of diseases. Each MoDE or TRAP degrader is a novel bispecific molecule that targets a specific form of disease-causing circulating protein and directs it to the liver for degradation by the endosomal/lysosomal pathway. Lead Extracellular Degrader, BHV-1300 MoDE has entered Phase 3, with BHV-1400 lead TRAP planned to enter Phase 3 in the second half of 2026.
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
BHV-1400, Biohaven's first TRAP molecule, is designed to specifically target the pathogenic driver of IgA nephropathy ("IgAN"), galactose deficient IgA1 ("Gd-IgA1") without suppressing the healthy immune system. BHV-1400 has been dosed in a clinically concluded Phase 1 study in normal healthy volunteers and continues to be dosed in an expansion cohort of IgAN patients with plans to initiate the pivotal study in IgAN patients in the second half of 2026. Data from the first, and lowest, dose cohort and each subsequent cohort thereafter of BHV-1400 demonstrated clear differentiation from competitors in the IgA nephropathy space, with deep, rapid lowering of Gd-IgA1 within hours and preservation of host immunoglobulins ("Ig") including IgG, IgA, IgE, and IgM. These results have now been recapitulated in the first IgAN patients dosed, with improvements noted in hematuria, proteinuria, and eGFR (as defined below) within the first month of dosing.
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
In the preliminary data reported, BHV-1300 was safe and well-tolerated in subcutaneous doses up to 2000 mg with no clinically significant increases in ALT, AST, or bilirubin, no clinically significant reductions in albumin, and no clinically significant increases in cholesterol over the four-week dosing period compared to placebo. There were no clinically significant reductions in IgG3, IgA, IgE, or IgM compared to baseline. Most adverse events ("AEs") were mild and self-resolving, and there were no serious or severe AEs. A Phase 1b study was initiated to evaluate the effect in participants with Graves' disease.
In January 2026, we announced that the first-in-patient clinical experience with BHV-1300 resulted in a complete suppression of disease-causing TSH receptor-stimulating antibodies with accompanying normalization of previously elevated thyroid hormones within weeks after dosing a patient with Graves' disease.
In May 2026, we reported updated data from our ongoing Phase 1b study of BHV-1300 in patients with Graves’ disease. In the study, weekly administration of BHV-1300 1000 mg subcutaneously achieved mean reductions of pathogenic TSHR-IgG1 autoantibodies of greater than 80% by week 12 in patients with Graves’ hyperthyroidism. Among participants with elevated thyroid hormones despite concurrent anti-thyroid drug therapy, normalization of free T4 occurred at a median of 3 weeks and normalization of free T3 occurred at a median of 5 weeks after the first administration of BHV-1300. Based on current data, BHV-1300 has been safe and well-tolerated through 12 weeks of dosing, with most AEs mild and self-resolving, no serious adverse events ("SAEs"), no clinically significant increases in cholesterol or ALT/AST/bilirubin, no clinically significant reductions in albumin, and no clinically significant reductions in IgG3, IgA, IgE, or IgM relative to baseline. Based upon these Phase 1b results, we have initiated a pivotal trial of BHV-1300 in Graves’ disease and expect to pursue additional follow-on studies in other autoimmune diseases. The study is a randomized, double-blind, placebo-controlled study in approximately 300 adults with Graves’ hyperthyroidism evaluating normalization of T3, T4, and TSH at 26 weeks absent an antithyroid drug.
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
BHV-1400 has been safe and well-tolerated across the ongoing Phase 1 study. Most AEs were mild and self-resolving, there were no discontinuations due to study drug AEs, and there were no serious or severe study drug AEs. There were no clinically significant increases in ALT, AST or bilirubin, no clinically significant reductions in albumin and no clinically significant increases in cholesterol relative to placebo over the 3-week dosing period. There were no clinically significant reductions in other immunoglobulins including IgG, IgA, IgE, or IgM relative to baseline. Based upon the rapid and deep reductions of Gd-IgA1 observed with subcutaneous ("SC") BHV-1400, we have expanded our Phase 1 program of BHV-1400 to include patients with IgAN, and ultimately plan to initiate a pivotal trial using urine protein-creatinine ratio ("UPCR") as a primary endpoint for traditional approval.
We are targeting to initiate a pivotal study in IgAN in the second half of 2026. The study is a randomized, double blind, placebo-controlled study with 2:1 randomization in approximately 420 adults with IgAN evaluating UPCR, estimated glomerular filtration rate ("eGFR"), and Gd-IgA1 at 52 weeks.
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
Ono License Agreement
In October 2026, we entered into a Collaboration and License Agreement (the “Ono License Agreement”) with Ono Pharmaceutical Co., Ltd. (“Ono”). Pursuant to the Ono License Agreement, the Company granted Ono an exclusive, royalty-bearing license, with the right to grant sublicenses subject to the terms of the Ono License Agreement, to develop and commercialize the Company's MoDE pan IgG degrader portfolio, led by BHV-1300 and including next-generation follow-on degraders BHV-1310 and BHV-1320, in Japan, South Korea, Taiwan and the countries of the Association of Southeast Asian Nations (the “Ono Licensed Territory”), subject to the terms of the Ono License Agreement. The Company retains all rights to the licensed portfolio outside the Ono Licensed Territory, including in the United States, Europe and China. See Note 11, "License, Acquisitions and Other Agreements," to the accompanying condensed consolidated financial statements included in this Form 10-Q for discussion of the Ono License Agreement.
Kv7
Opakalim (BHV-7000)
In April 2022, we closed the acquisition from Knopp Biosciences LLC (“Knopp”) of Channel Biosciences, LLC ("Channel"), a wholly owned subsidiary of Knopp owning the assets of Knopp’s Kv7 channel targeting platform, pursuant to the Purchase Agreement. The acquisition of the Kv7 channel targeting platform added the latest advances in ion-channel modulation to our neuroscience portfolio. Opakalim (formerly known as KB-3061 and also referred to as BHV-7000), the lead asset from the Kv7 platform is an activator of Kv7.2/Kv7.3, a key ion channel involved in neuronal signaling and in regulating the hyperexcitable state in epilepsy.
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
Open-label treatment with opakalim demonstrated clinically meaningful reductions in seizure frequency compared to the pretreatment baseline observation period prior to randomization. In January 2026, we reported that 56% of participants showed ≥50% reductions in seizure frequency (≥50% responder rate, or "≥50%RR"), for those who completed at least 6 months of treatment with opakalim 75 mg once daily in the OLE study. Notably, the antiseizure effects of opakalim were correlated with plasma concentrations, based on a preliminary exposure-response analysis. Opakalim was well-tolerated in the OLE study.
In May 2026, we reported updated data showing that 54% of participants had a ≥50%RR over any consecutive 6-month period in the OLE study (n>100). These results are comparable to the ≥50%RR published for other investigational agents in the class such as azetukalner (which has reported 56% of patients with a ≥50%RR over any consecutive 6-month period from its Phase 2b OLE data). Opakalim was well-tolerated in the OLE study with a low incidence of CNS adverse events, consistent with prior studies with opakalim (see figure below).
SKBP License Agreement
In August 2026, we entered into a License Agreement (the “SKBP License Agreement”) with SK Biopharmaceuticals Co., Ltd. (“SKBP”). Pursuant to the SKBP License Agreement, effective upon the closing of the transactions contemplated thereby, SKBP will have an exclusive, royalty-bearing, worldwide license, with the right to grant sublicenses subject to the terms of the SKBP License Agreement, to Biohaven’s Kv7 ion channel platform, including BHV-7000 as well as other Kv7 compounds and products covered by the SKBP License Agreement. All clinical and nonclinical data, including those related to the metabolite characterization submitted to global regulatory authorities, was fully disclosed to SKBP prior to the signing of the SKBP License Agreement. The applicable Hart-Scott-Rodino (“HSR”) waiting period for the SKBP License Agreement expired on October 28, 2026, next allowing for completion of remaining closing conditions. See Note 11, "License, Acquisitions and Other Agreements," to the accompanying condensed consolidated financial statements included in this Form 10-Q for discussion of the SKBP License Agreement.
Metabolite Partial Clinical Hold
As part of the nonclinical characterization of certain metabolites of BHV-7000 observed in rodent testing, an update was provided to global regulatory authorities regarding these ongoing nonclinical studies. It was determined that there was insufficient information related to a specific metabolite to assess risks of that metabolite to human subjects at this time. Thus, FDA instructed us to pause new enrollment until additional clarifying nonclinical studies are completed, and issued a partial clinical hold letter on September 4, 2026 that pauses new patient enrollment pending the results of additional nonclinical data regarding the metabolite. The partial clinical hold applies to new patient enrollment only. As the RISE 3 program is fully enrolled and randomized, dosing continues in that trial and topline data remains on track for the second half of 2026.
Until the additional nonclinical data are available in the coming weeks, specific near-term implications regarding the development program are as follows:
•Dosing of already randomized patients is allowed to continue across the BHV-7000 program while waiting for the additional nonclinical data to further characterize this metabolite.
•There is no impact to the RISE 3 timelines as study enrollment and randomization was previously completed. Dosing remains ongoing in RISE 3 and topline data continues to be on track for the second half of 2026.
•RISE 2 will also continue dosing but new enrollment is paused pending nonclinical data that is expected in the coming weeks to further elucidate findings related to this metabolite that has uncertain significance in humans. Additionally, the OLE study continues dosing.
•Biohaven voluntarily instituted this plan to its global sites outside of the U.S.
The significance of the nonclinical metabolite findings to humans is uncertain. The findings may be specific to rodents and not relevant to human safety, and the additional nonclinical studies underway are intended to address that question. BHV-7000 has generally been safe and well-tolerated in clinical studies with over 1,200 participants dosed to date.
Myostatin Platform
Taldefgrobep Alfa (BHV-2000)
In February 2022, we announced a worldwide license agreement with Bristol Myers Squibb ("BMS") for the development and commercialization rights to taldefgrobep alfa (also known as BMS-986089 and now referred to as BHV-2000), a novel, Phase 3-ready anti-myostatin adnectin. Myostatin is a natural protein that limits skeletal muscle growth, an important process in healthy muscular development that can lead to improvements of lean mass and loss of adipose tissue by acting through the activin receptor type-2B ("ActRIIb"). In patients with neuromuscular diseases, active myostatin can critically limit the growth needed to achieve developmental and functional milestones. Myostatin inhibition is a promising therapeutic strategy for enhancing muscle mass and strength in a range of pediatric and adult neuromuscular conditions. In addition, preclinical and early clinical data suggest that blocking myostatin and downstream signaling through its receptors on skeletal muscle may produce physical and metabolic changes that are important to individuals living with overweight and obesity, including reducing body fat and improving insulin sensitivity while increasing lean muscle mass. Taldefgrobep’s novel mode of action inhibiting both myostatin directly and through the ActRIIb and its unique impact on body composition suggest it could be used as monotherapy or in combination with other anti-obesity medications.
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
Based on non-clinical and clinical data, Biohaven initiated a Phase 2 study of taldefgrobep in the management of obesity in the fourth quarter of 2025. In March 2026, we announced that enrollment in the study was complete. The study is evaluating the ability of taldefgrobep to reduce fat mass and total body weight while increasing lean muscle mass. As originally designed, the study is a placebo-controlled study evaluating two dosing schedules of taldefgrobep versus placebo. Approximately 150 participants were randomized to receive taldefgrobep or matching placebo over a 24-week double-blind treatment period followed by an additional 24 weeks of OLE during which all participants will receive taldefgrobep. Key endpoints include the change in total body weight, lean mass, fat mass, and metabolic parameters, along with a comprehensive assessment of safety. See below for trial design.

The study is being amended to include an assessment of taldefgrobep in combination with a GLP-1-based therapy. As a result of the amended study design, we now anticipate topline data from the monotherapy and combination therapy portions of the trial in the second half of 2027.

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
•Antibody Drug Conjugates
◦BHV-1530: In July 2026, Biohaven announced plans to initiate combination cohorts evaluating BHV-1530 with monoclonal antibody Libtayo® (cemiplimab-rwlc), which began enrolling in the third quarter of 2026. In connection with these plans, we entered into a clinical supply agreement with Regeneron Pharmaceuticals, Inc. ("Regeneron") under which we will sponsor and fund the combination clinical trial, and Regeneron will provide Libtayo. BHV-1530 is currently being studied in an ongoing Phase 1 dose-escalation trial in unselected patients with advanced urothelial cancer, head and neck squamous cell carcinoma, and non-small cell lung cancer who have failed standard-of-care therapy, as well as other tumor types harboring FGFR3 genomic alterations. Up to approximately 140 subjects are planned to be evaluated.
•BHV-8100 (PKM2 Modulator)
◦BHV-8100 Phase 1 study initiation: In the second quarter of 2026, we initiated FIH dosing of BHV-8100. The Phase 1 study is a SAD study in healthy participants designed to evaluate the safety, tolerability, and pharmacokinetics of BHV-8100. Each cohort is planned to enroll approximately 8 subjects total (6 subjects receive active drug and 2 subjects receive placebo). Dose escalation is ongoing. Preliminary data from the study demonstrate a pharmacokinetic profile consistent with once-daily oral dosing and a well-tolerated profile with most adverse events mild and spontaneously resolving. BHV-8100 is an orally administered, brain-penetrant activator of the M2 isoform of pyruvate kinase (“PKM2”), a novel therapeutic class designed to address the bioenergetic and immunometabolic basis of systemic, CNS and retinal disorders. PKM2 is the final, rate-limiting enzyme in glycolysis, converting phosphoenolpyruvate to pyruvate, and serves as a master metabolic regulator in energy-intensive cells and tissues, including the brain, retina, and immune system. BHV-8100 stabilizes the more highly enzymatically active, tetrameric form of PKM2. The accumulation of the less active dimeric form leads to bioenergetic deficits and drives disease pathogenesis in multiple inflammatory and neurological disorders. Through stabilizing the PKM2 tetramer, BHV-8100 restores glycolytic flux and potentially reverses metabolic deficits. Potential target indications include neurodegenerative diseases such as Alzheimer’s disease, multiple sclerosis and Parkinson's disease, ophthalmological conditions such as adult-onset macular degeneration, retinitis pigmentosa, and immunological disorders such as atopic dermatitis.

Recent Developments
SKBP License Agreement
In August 2026, we entered into the SKBP License Agreement with SKBP. Pursuant to the SKBP License Agreement, effective upon the closing of the transactions contemplated thereby (the “Closing”), Biohaven will grant SKBP an exclusive, royalty-bearing, worldwide license, with the right to grant sublicenses subject to the terms of the SKBP License Agreement, to our Kv7 ion channel platform, led by opakalim (BHV-7000), and other Kv7 compounds and products covered by the SKBP License Agreement. The applicable HSR waiting period for the SKBP License Agreement expired on October 28, 2026, next allowing for completion of remaining closing conditions.
Under the SKBP License Agreement, SKBP will pay us a non-creditable and non-refundable upfront fee of $400.0 million, consisting of $350.0 million payable at the Closing and $50.0 million payable one year after the Closing. Biohaven will also be eligible to receive up to $150.0 million in one-time development and regulatory milestone payments. In addition, SKBP will pay us tiered royalties ranging from the mid-teens to the low twenties on U.S. net sales of opakalim and certain other antiseizure products, mid-single-digit royalties on ex-U.S. net sales of opakalim and certain other antiseizure products, and additional royalties on net sales of certain other licensed products, in each case subject to specified reductions and adjustments. The applicable royalty term for each licensed product in each country begins upon the first commercial sale of such product in such country and ends upon the latest of (i) 10 years after such first commercial sale, (ii) expiration of applicable regulatory exclusivity and (iii) expiration of the last-to-expire licensed patent claim in such country covering the composition of matter of the applicable licensed compound.
Following the Closing, we will continue to conduct specified ongoing development and regulatory activities, including the ongoing RISE 2 and RISE 3 clinical studies and preparation and filing of the new drug application for opakalim. SKBP will also reimburse specified pre-Closing program costs and fund certain development plan costs incurred by Biohaven. SKBP is required to use commercially reasonable efforts to develop and seek regulatory approval for opakalim in the United States, Europe and Japan and, following regulatory approval in the applicable market, to commercialize opakalim in that market.
The SKBP License Agreement also contains specified restrictions on each party’s activities involving competing Kv7 activators. Unless earlier terminated, the SKBP License Agreement will continue until the expiration of all applicable royalty terms. Upon expiration of the applicable royalty term for a licensed product in a country, the corresponding license will become fully paid-up, royalty-free, perpetual and irrevocable in that country. Following the Closing, SKBP may terminate the SKBP License Agreement, in whole or in part, for convenience upon specified prior written notice. The parties also have specified termination rights, including for uncured material breach and specified bankruptcy or insolvency events. Upon any such post-Closing termination, the license granted to SKBP will terminate with respect to the applicable terminated products or territories, subject in specified circumstances to limited rights to sell off existing inventory. Following any such termination, the parties will cooperate to wind down or transition ongoing activities. The SKBP License Agreement also provides for specified reversion rights in favor of Biohaven with respect to certain intellectual property and regulatory filings relating to the terminated products or territories.
Partial MIPA Assignment and Assumption Agreement
Also in August 2026, Biohaven and SKBP entered into a Partial MIPA Assignment and Assumption Agreement (the “Assignment Agreement”), which will become effective only upon the Closing. The Assignment Agreement provides for the assignment and assumption of certain rights and obligations under the Membership Interest Purchase Agreement, dated February 24, 2022, by and among Biohaven Therapeutics Ltd., Knopp Biosciences LLC (“Knopp”) and Channel Biosciences, LLC, as amended (the “MIPA” or "Purchase Agreement"). Effective upon the Closing, Biohaven will assign to SKBP its rights under Section 2.4 (Contingent Consideration) of the MIPA and specified related provisions, and SKBP will assume the related obligations arising from and after the Closing.
The obligations to be assumed by SKBP include aggregate potential milestone obligations of up to $245.0 million, consisting of $185.0 million in milestone obligations tied to U.S. and European Medicines Agency ("EMA") regulatory approval of opakalim, and up to $60.0 million in milestone obligations tied to U.S. regulatory approvals of up to three other Kv7 products, as well as a mid-single-digit royalty on worldwide net sales of Kv7 products. These obligations are separate from, and not creditable against, SKBP’s milestone and royalty obligations to Biohaven under the SKBP License Agreement. Biohaven will retain all other rights and obligations under the MIPA. If the SKBP License Agreement is terminated before the Closing, the Assignment Agreement will automatically terminate without becoming effective.
Ono License Agreement
In October 2026, we entered into a Collaboration and License Agreement (the “Ono License Agreement”) with Ono Pharmaceutical Co., Ltd. (“Ono”). Pursuant to the Ono License Agreement, the Company granted Ono an exclusive, royalty-bearing license, with the right to grant sublicenses subject to the terms of the Ono License Agreement, to develop and commercialize the Company's MoDE pan IgG degrader portfolio, led by BHV-1300 and including next-generation follow-on degraders BHV-1310 and BHV-1320, in Japan, South Korea, Taiwan and the countries of the Association of Southeast Asian Nations (the “Ono Licensed Territory”), subject to the terms of the Ono License Agreement. The Company retains all rights to the licensed portfolio outside the Ono Licensed Territory, including in the United States, Europe and China.
Under the Ono License Agreement, Ono paid the Company a one-time, non-creditable and non-refundable upfront payment of $80.0 million in October 2026 upon closing and will pay the Company another $20.0 million upon a milestone achievement, following Ono’s receipt of specified stability test results and subject to Ono’s election to continue development and commercialization of the licensed compounds and products in the Ono Licensed Territory. In addition, Ono will pay Biohaven royalties of approximately 20% on net sales of licensed products in the Ono Licensed Territory, subject to specified reductions and adjustments. If Ono elects not to continue the program after receipt of specified stability test results in accordance with the Ono License Agreement, the Ono License Agreement will terminate and the milestone achievement payment and royalties will not become payable.
Ono is generally responsible, at its own expense, for development, regulatory activities and commercialization of the licensed compounds and products in the Ono Licensed Territory and is required to use commercially reasonable efforts to conduct these activities. The Company will continue to conduct specified ongoing studies and development activities, with Ono funding specified activities conducted in the Ono Licensed Territory and sharing specified costs of global clinical studies.
The Ono License Agreement contains specified restrictions on each party’s activities involving competing IgG degraders and provides Ono with a right of first negotiation with respect to certain follow-on compounds in the Ono Licensed Territory.
Unless earlier terminated, the Ono License Agreement will continue until the expiration of all applicable royalty terms. Ono may terminate the Ono License Agreement, in whole or on a product-by-product or country-by-country basis, for convenience upon specified prior written notice. The parties also have specified termination rights, including for uncured material breach and specified bankruptcy or insolvency events. The Company has additional termination rights for certain cessations of development and specified patent challenges. Upon termination, the applicable license rights granted to Ono will terminate, subject in specified circumstances to limited rights to sell existing inventory. The Ono License Agreement also provides for specified transition and reversion rights in favor of the Company relating to regulatory filings, clinical trials and intellectual property.
Vyglxia (troriluzole) for Spinocerebellar Ataxia
On October 22, 2026, we announced that the FDA has accepted for review our new drug application ("NDA") resubmission for Vyglxia (troriluzole) for the treatment of spinocerebellar ataxia ("SCA"). The resubmission included new positive supportive analyses. The FDA communicated that it considers the resubmission a complete response to the November 4, 2025 action letter and has assigned a user fee goal date in the first quarter of 2027. The FDA also plans to convene a meeting of the Peripheral and Central Nervous System Advisory Committee to obtain input from external stakeholders. The anticipated date of the advisory committee meeting is expected to be announced in the near term.
Troriluzole remains an investigational product candidate and has not been approved for any indication in the United States. The user fee goal date is a target and does not assure that the FDA will act by that date or approve the NDA. The FDA may extend the review period, including if it determines that information submitted during the review constitutes a major amendment, may request additional information, or may issue a complete response letter.
For additional background on the troriluzole SCA development program, including the supporting Phase 3 and real-world evidence studies and the November 4, 2025 complete response letter, see “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Other (Expense) Income, Net
Other (expense) income, net primarily consists of changes in the fair value of our forward contract and derivative liabilities, net investment income, and the changes in fair value of our note payable liability under the Note Purchase Agreement (the "Note Purchase Agreement" or "NPA") entered into by the Company with Beetlejuice SA LLC, an affiliate of Oberland Capital Management LLC ("Oberland").
Prior to settlement, the fair value of the forward contracts and derivative liabilities recognized in connection with the amendment to the Purchase Agreement with Knopp (the "Knopp Amendment"), was determined using a Monte Carlo simulation of the Company's stock price over the respective duration and terms of each instrument being valued. Refer to Note 4, "Fair Value of Financial Assets and Liabilities," in our audited consolidated financial statements included in the 2025 Form 10-K for detail on valuation inputs and methodology. The fair value of these liabilities were recorded on the condensed consolidated balance sheets with changes in fair value recorded in other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss.
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
We have historically outsourced all of the research and clinical development for our programs under a master services agreement with our subsidiaries, Biohaven Pharmaceuticals, Inc. ("BPI") and Biohaven Bioscience Ireland Limited (“BBIL”). Under these arrangements, both companies were profitable during the three and nine months ended September 30, 2026 and 2025. BPI and BBIL are subject to taxation in the United States and Ireland, respectively. As such, in each reporting period, the tax provision includes the effects of the results of profitable operations of BPI and BBIL.
In August 2026, we completed an intra-entity asset transfer of certain of our intellectual property to our Irish subsidiary. As a result of the transfer, we recorded a deferred tax asset of $396.0 million for the step up in tax basis recognized from the transfer pursuant to Irish tax law. Based on our analysis of all available objective evidence, we concluded that it was more likely than not that the deferred tax asset from the intra-entity transfer will not be realized. Therefore, we established a full valuation allowance against the deferred tax asset in Ireland.
At September 30, 2026 and December 31, 2025, we continued to maintain a full valuation allowance against our net deferred tax assets, comprised primarily of research and development tax credit carryforwards and net operating loss carryforwards, based on management’s assessment that it is more likely than not that the deferred tax assets will not be realized. We will continue to evaluate the need for a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. We anticipate the potential payments from the SKBP License Agreement could result in future earnings and believe sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance on our Irish deferred tax assets will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
Our income tax provision primarily relates to the profitable operations of BPI and BBIL in the United States and Ireland, respectively.
Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following tables summarize our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change
In thousands
Operating expenses:
Research and development	$101,850	$141,169	$(39,319)
General and administrative	24,570	28,213	(3,643)
Total operating expenses	126,420	169,382	(42,962)
Loss from operations	(126,420)	(169,382)	42,962
Other expense, net	(2,923)	(3,840)	917
Loss before (benefit) provision for income taxes	(129,343)	(173,222)	43,879
(Benefit) provision for income taxes	(64)	221	(285)
Net loss	$(129,279)	$(173,443)	$44,164
Research and Development Expenses

	Three Months Ended September 30,
	2026	2025	Change
In thousands
Direct research and development expenses by program:
BHV-4157 (Troriluzole)	$1,300	$10,769	$(9,469)
BHV-2000 (Taldefgrobep Alfa)	6,354	4,489	1,865
BHV-7000 & BHV-7010 (Kv7)	19,295	29,671	(10,376)
BHV-2100 & BHV-2110 (TRPM3 Antagonist)	(1,178)	2,720	(3,898)
BHV-8000 (TYK2/JAK1)	4,208	4,134	74
BHV-1300 (IgG Degrader)	9,818	8,628	1,190
BHV-1310 (IgG Degrader)	(149)	369	(518)
BHV-1400 (IgA Degrader)	10,067	8,049	2,018
BHV-1600 (β1-AR AAB Degrader)	29	1,977	(1,948)
BHV-1510 (TROP-2)	2,166	9,327	(7,161)
BHV-1530 (FGFR3)	2,576	2,437	139
Other programs	9	562	(553)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	30,300	34,420	(4,120)
Preclinical research programs	12,239	16,675	(4,436)
Other	4,816	6,942	(2,126)
Total research and development expenses	$101,850	$141,169	$(39,319)
R&D expenses, including non-cash share-based compensation costs, were $101.9 million for the three months ended September 30, 2026, compared to $141.2 million for the three months ended September 30, 2025. The decrease of $39.3 million was primarily due to decreases in direct program spend and preclinical spend in 2026 as compared to the same period in the prior year. The decrease in direct program spend was largely due to our strategic reprioritization of programs which was implemented in the fourth quarter of 2025.

Non-cash share-based compensation expense was $12.1 million for the three months ended September 30, 2026, a decrease of $1.9 million as compared to the same period in 2025.
General and Administrative Expenses
General and administrative expenses were $24.6 million for the three months ended September 30, 2026, compared to $28.2 million for the three months ended September 30, 2025. The decrease of $3.6 million was primarily due to decreased employee costs, including non-cash share-based compensation expense. Non-cash share-based compensation expense was $6.6 million for the three months ended September 30, 2026, a decrease of $1.0 million as compared to the same period in 2025.
Other Expense, Net
Other expense, net was $2.9 million for the three months ended September 30, 2026, compared to $3.8 million for the three months ended September 30, 2025. The decrease in expense of $0.9 million was primarily due to decreased non-cash losses related to changes in fair value of our notes payable liability under the NPA during the three months ended September 30, 2026, which were partially offset by gains recorded for the non-cash changes in fair value of our forward contracts and derivative liabilities recorded in connection with the Knopp Amendment during the three months ended September 30, 2025, and decreased investment income. See Note 6, "Notes Payable," to the accompanying condensed consolidated financial statements included in this Form 10-Q for discussion of the NPA and Note 11, "License, Acquisitions and Other Agreements," for discussion of the forward contract and derivative liabilities recorded in connection with the Knopp Amendment.
(Benefit) Provision for Income Taxes
We recorded an income tax benefit of $0.1 million for the three months ended September 30, 2026, and an income tax provision of $0.2 million for the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025
The following tables summarize our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change
In thousands
Operating expenses:
Research and development	$306,491	$513,120	$(206,629)
General and administrative	75,256	89,524	(14,268)
Total operating expenses	381,747	602,644	(220,897)
Loss from operations	(381,747)	(602,644)	220,897
Other (expense) income, net	(14,776)	10,468	(25,244)
Loss before provision for income taxes	(396,523)	(592,176)	195,653
Provision for income taxes	599	1,091	(492)
Net loss	$(397,122)	$(593,267)	$196,145
Research and Development Expenses

	Nine Months Ended September 30,
	2026	2025	Change
In thousands
Direct research and development expenses by program:
BHV-4157 (Troriluzole)	$15,926	$38,802	$(22,876)
BHV-2000 (Taldefgrobep Alfa)	21,417	18,719	2,698
BHV-7000 & BHV-7010 (Kv7)	52,873	92,415	(39,542)
BHV-2100 & BHV-2110 (TRPM3 Antagonist)	(1,708)	26,314	(28,022)
BHV-8000 (TYK2/JAK1)	13,520	29,722	(16,202)
BHV-1300 (IgG Degrader)	20,821	28,980	(8,159)
BHV-1310 (IgG Degrader)	(168)	5,055	(5,223)
BHV-1400 (IgA Degrader)	26,913	19,646	7,267
BHV-1600 (β1-AR AAB Degrader)	(70)	6,786	(6,856)
BHV-1510 (TROP-2)	8,668	19,200	(10,532)
BHV-1530 (FGFR3)	5,985	21,006	(15,021)
Other programs	72	2,177	(2,105)
Unallocated research and development costs:
Personnel related (including non-cash share-based compensation)	101,191	124,391	(23,200)
Preclinical research programs	28,518	58,608	(30,090)
Other	12,533	21,299	(8,766)
Total research and development expenses	$306,491	$513,120	$(206,629)
R&D expenses, including non-cash share-based compensation costs, were $306.5 million for the nine months ended September 30, 2026, compared to $513.1 million for the nine months ended September 30, 2025. The decrease of $206.6 million was primarily due to decreases in direct program spend, preclinical spend, and non-cash share-based compensation expense in 2026 as compared to the same period in the prior year. The decrease in direct program and preclinical spend was largely due to our strategic reprioritization of programs which was implemented in the fourth quarter of 2025, as well as one-time developmental milestones recorded during the nine months ended September 30, 2025 of $15.0 million and $10.0 million for our BHV-8000 and BHV-1530 programs, respectively. The $30.1 million decrease in preclinical research programs was also due to an upfront share payment valued at $4.9 million and an accrual for an upfront cash payment of $5.0 million related to agreements entered into during the nine months ended September 30, 2025.
Non-cash share-based compensation expense was $42.5 million for the nine months ended September 30, 2026, a decrease of $19.8 million as compared to the same period in 2025. Non-cash share-based compensation expense was lower in 2026 primarily due to our annual equity incentive awards granted in the first quarter of 2026, which had a lower grant date fair value per share than the annual awards granted in the first quarter of 2025.
General and Administrative Expenses
General and administrative expenses were $75.3 million for the nine months ended September 30, 2026, compared to $89.5 million for the nine months ended September 30, 2025. The decrease of $14.3 million was primarily due to decreased employee costs, including non-cash share-based compensation expense, and decreased legal costs during the nine months ended September 30, 2026. Non-cash share-based compensation expense was $23.6 million for the nine months ended September 30, 2026, a decrease of $9.6 million as compared to the same period in 2025. Non-cash share-based compensation expense was lower in 2026 primarily due to our annual equity incentive awards granted in the first quarter of 2026, which had a lower grant date fair value per share than the annual awards granted in the first quarter of 2025.
Other (Expense) Income, Net
Other (expense) income, net was other expense of $14.8 million for the nine months ended September 30, 2026, compared to other income of $10.5 million for the nine months ended September 30, 2025. The decrease of $25.2 million was primarily due to increased non-cash losses related to changes in fair value of our notes payable liability under the NPA during the nine months ended September 30, 2026, gains recorded for the non-cash changes in fair value of our forward contracts and derivative liabilities recorded in connection with the Knopp Amendment during the nine months ended September 30, 2025, and decreased investment income. See Note 6, "Notes Payable," to the accompanying condensed consolidated financial statements included in this Form 10-Q for discussion of the NPA and Note 11, "License, Acquisitions and Other Agreements," for discussion of the forward contract and derivative liabilities recorded in connection with the Knopp Amendment.
Provision for Income Taxes
We recorded income tax provisions of $0.6 million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively.
Liquidity and Capital Resources
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. We may recognize license revenue in future periods under the SKBP License Agreement and the Ono License Agreement. The timing of revenue from upfront payments depends on the closing of the SKBP License Agreement, and revenue from milestones and royalty payments depends on the achievement of the related milestones, regulatory approval of the licensed product candidates and, in the case of royalties, their commercial success. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval and pursue commercialization of any approved product candidate. In addition, if we obtain marketing approval for any of our product candidates that we commercialize ourselves, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution, regulatory and commercial milestones and royalty payments.
Historically, we have funded our operations primarily with funding from the Former Parent, including a cash contribution received at the Separation, proceeds from the sale of our common shares, and proceeds from the sale of senior secured notes under our Note Purchase Agreement. We have also recently received an upfront payment from Ono and are contracted to receive an upfront payment from SKBP upon the closing of the SKBP License Agreement, as well as additional contingent milestone payments from both. We have incurred recurring losses since our inception and expect to continue to generate operating losses for the foreseeable future.
As of September 30, 2026, we had cash and cash equivalents of $95.8 million and marketable securities of $65.4 million. In October 2026, we received an $80.0 million upfront payment under the Ono License Agreement. Cash in excess of immediate requirements is invested in marketable securities and money market funds with a view to liquidity and capital preservation. We continuously assess our working capital needs, capital expenditure requirements, and future investments or acquisitions.

Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2026	2025	Change
In thousands
Net cash used in operating activities	$(341,868)	$(478,776)	$136,908
Net cash provided by investing activities	24,704	314,300	(289,596)
Net cash provided by financing activities	183,023	250,321	(67,298)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	19	(3)	22
Net (decrease) increase in cash, cash equivalents and restricted cash	$(134,122)	$85,842	$(219,964)
Operating Activities
Net cash used in operating activities was $341.9 million for the nine months ended September 30, 2026 and $478.8 million for the nine months ended September 30, 2025. The $136.9 million decrease in net cash used in operating activities for the nine months ended September 30, 2026 was primarily due to a decrease in cash payments for direct R&D activities, including one-time development milestone payments of $15.0 million and $10.0 million for BHV-8000 and BHV-1530, respectively, during the nine months ended September 30, 2025. This was partially offset by a one-time payment of $42.7 million made to Knopp during the nine months ended September 30, 2026 related to the settlement of the 2025 Additional Consideration True-Up under the Knopp Amendment, as described in Note 11, “License, Acquisitions and Other Agreements," and payment of the 2025 annual employee bonus in the first quarter of 2026, as compared to our 2024 annual bonus being paid in the fourth quarter of 2024.
Investing Activities
Net cash provided by investing activities was $24.7 million for the nine months ended September 30, 2026, compared to net cash provided by investing activities of $314.3 million for the nine months ended September 30, 2025. The $289.6 million decrease in net cash provided by investing activities was driven primarily by a decrease in proceeds from maturities of marketable securities, partially offset by a decrease in purchases of marketable securities, during the nine months ended September 30, 2026, as compared to the same period in the prior year. See Note 3, "Marketable Securities," to the condensed consolidated financial statements for additional details.
Financing Activities
Net cash provided by financing activities was $183.0 million for the nine months ended September 30, 2026 compared to net cash provided by financing activities of $250.3 million for the nine months ended September 30, 2025. The decrease of $67.3 million was primarily driven by a decrease in proceeds from the issuance of notes payable, related to proceeds from our Note Purchase Agreement during the nine months ended September 30, 2025. This was partially offset by proceeds from the issuance of common shares during the nine months ended September 30, 2026 related to proceeds from the Equity Distribution Agreement.
SKBP License Agreement
On August 26, 2026, we entered into the SKBP License Agreement with SKBP. Pursuant to the SKBP License Agreement, effective upon the closing of the transactions contemplated thereby, we will grant SKBP an exclusive, royalty-bearing, worldwide license, with the right to grant sublicenses subject to the terms of the SKBP License Agreement, to our Kv7 ion channel platform, led by opakalim (BHV-7000), and other Kv7 compounds and products covered by the SKBP License Agreement. The applicable HSR waiting period for the SKBP License Agreement expired on October 28, 2026, next allowing for completion of remaining closing conditions.
Under the SKBP License Agreement, SKBP will pay us a non-creditable and non-refundable upfront fee of $400.0 million, consisting of $350.0 million payable at the Closing and $50.0 million payable one year after the Closing. We will also be eligible to receive up to $150.0 million in one-time development and regulatory milestone payments. In addition, SKBP will pay to us tiered royalties ranging from the mid-teens to the low twenties on U.S. net sales of opakalim and certain other antiseizure products, mid-single-digit royalties on ex-U.S. net sales of opakalim and certain other antiseizure products, and additional royalties on net sales of certain other licensed products, in each case subject to specified reductions and adjustments.
Following the Closing, we will continue to conduct specified ongoing development and regulatory activities, including the ongoing RISE 2 and RISE 3 clinical studies and preparation and filing of the new drug application for opakalim. SKBP will also reimburse specified pre-Closing program costs and fund certain development plan costs incurred by us. SKBP is required to use commercially reasonable efforts to develop and seek regulatory approval for opakalim in the United States, Europe and Japan and, following regulatory approval in the applicable market, to commercialize opakalim in that market.
Also on August 26, 2026, Biohaven and SKBP entered into the Assignment Agreement, which will become effective only upon the Closing. The Assignment Agreement provides for the assignment and assumption of certain rights and obligations under the MIPA, as amended. Effective upon the Closing, we will assign to SKBP our rights under Section 2.4 (Contingent Consideration) of the MIPA and specified related provisions, and SKBP will assume the related obligations arising from and after the Closing.
The obligations to be assumed by SKBP include aggregate potential milestone obligations of up to $245.0 million, consisting of $185.0 million in milestone obligations tied to U.S. and EMA regulatory approval of opakalim, and up to $60.0 million in milestone obligations tied to U.S. regulatory approvals of up to three other Kv7 products, as well as a mid-single-digit royalty on worldwide net sales of Kv7 products. These obligations are separate from, and not creditable against, SKBP’s milestone and royalty obligations to us under the SKBP License Agreement. We will retain all other rights and obligations under the MIPA. If the SKBP License Agreement is terminated before the Closing, the Assignment Agreement will automatically terminate without becoming effective.
See Note 11, "License, Acquisitions and Other Agreements," to the accompanying condensed consolidated financial statements included in this Form 10-Q for discussion of the SKBP License Agreement, the Assignment Agreement, and the MIPA.
Ono License Agreement
On October 8, 2026, we entered into the Ono License Agreement, pursuant to which we granted Ono an exclusive, royalty-bearing license, with the right to grant sublicenses subject to the terms of the Ono License Agreement, to develop and commercialize our MoDE pan IgG degrader portfolio, led by BHV-1300 and including next-generation follow-on degraders BHV-1310 and BHV-1320, in the Ono Licensed Territory, subject to the terms of the Ono License Agreement. We retain all rights to the licensed portfolio outside the Ono Licensed Territory, including in the United States, Europe and China.
Under the Ono License Agreement, Ono paid us a one-time, non-creditable and non-refundable upfront payment of $80.0 million at closing, which occurred in October 2026, and will pay us another $20.0 million upon a milestone achievement, following Ono’s receipt of specified stability test results and subject to Ono’s election to continue development and commercialization of the licensed compounds and products in the Ono Licensed Territory. In addition, Ono will pay to us royalties of approximately 20% on net sales of licensed products in the Ono Licensed Territory, subject to specified reductions and adjustments. If Ono elects not to continue the program after receipt of specified stability test results in accordance with the Ono License Agreement, the Ono License Agreement will terminate and the milestone achievement payment and royalties will not become payable.
Ono is generally responsible, at its own expense, for development, regulatory activities and commercialization of the licensed compounds and products in the Ono Licensed Territory and is required to use commercially reasonable efforts to conduct these activities. We will continue to conduct specified ongoing studies and development activities, with Ono funding specified activities conducted in the Ono Licensed Territory and sharing specified costs of global clinical studies.
See Note 11, "License, Acquisitions and Other Agreements," to the accompanying condensed consolidated financial statements included in this Form 10-Q for discussion of the Ono License Agreement.
Note Purchase Agreement
In April 2025, we received $250.0 million in gross proceeds from the sale of senior secured notes under our Note Purchase Agreement.
In the event that by the reporting deadline of March 1, 2027, our audited financial statements for the year ended December 31, 2026, or any year thereafter for the term of the agreement, are subject to any qualification, emphasis of matter or statement as to “going concern” or scope of audit, subject to certain exceptions, we would be in breach of our financial statement delivery covenant under the Note Purchase Agreement. In such event, if such requirement was not amended or waived by the Purchasers, the Purchasers could have the right to exercise their remedies under the Note Purchase Agreement, which could include, but not be limited to, declaring an event of default and accelerating payment of outstanding amounts thereunder (which amounted to $250.0 million as of September 30, 2026), plus a required premium.

See Note 6, "Notes Payable," to the accompanying condensed consolidated financial statements included in this Form 10-Q for additional information on the Note Purchase Agreement, including the revenue payment, milestone payment and repurchase provisions.

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
During the nine months ended September 30, 2026, we sold and issued 17,164,940 common shares under the Equity Distribution Agreement, as amended, for net proceeds of approximately $178.9 million, all in the first quarter of 2026. In total, as of September 30, 2026, we have sold and issued 21,413,528 common shares under the Equity Distribution Agreement, as amended, for net proceeds of approximately $325.1 million. As of September 30, 2026, additional common shares having an aggregate offering price of up to $350.0 million remain available to be issued.
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
We expect that our cash, cash equivalents and marketable securities, as of the date of this Quarterly Report on Form 10-Q, and upfront payments from our recently executed out-license agreements will be sufficient to fund operating and financial commitments, and other cash requirements for at least one year after the issuance date of these financial statements. See Note 1, “Nature of the Business and Basis of Presentation.”
To execute our business plans, we will require funding to support our continuing operations and pursue our growth strategy. Until such a time as we can generate significant revenue from product sales or royalties, if ever, we expect to finance our operations through public or private equity financings, debt financings or other capital sources, including collaborations and licensing agreements with other companies or other strategic transactions. We may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of our shareholders. If we are unable to obtain funding, we could be forced to delay, reduce, or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.
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
During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies as reported in our annual consolidated financial statements included in the 2025 Form 10-K.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations, if applicable, is disclosed in Note 2, "Summary of Significant Accounting Policies," to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Translation
Our operations include activities in countries outside the U.S. As a result, our financial results are impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we operate. Our monetary exposures on our condensed consolidated balance sheet were immaterial to our financial position as of September 30, 2026.
We do not engage in any hedging activities against changes in foreign currency exchange rates.
Interest Rate Risk
As of September 30, 2026, our excess cash balances were invested in short-term money market funds and short-term debt securities issued by the United States government. We seek to diversify our investments and limit the amount of investment concentrations for individual corporate institutions, maturities and investment types. Most of our interest-

bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Based on the type and duration of securities we hold, we do not believe a change in interest rates would have a material impact on the fair value of our investment portfolio. If interest rates were to increase or decrease by 1.00%, the fair value of our investment portfolio would (decrease) increase by approximately $(0.1) million and $0.1 million, respectively. For further discussion on our investments in marketable securities, refer to Note 3, "Marketable Securities," to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
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
Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except for the updated risk factors set forth immediately below, our risk factors have not changed materially from those described in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 2, 2026.
Risks Related to Our Financial Position and Need for Additional Capital
Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our intellectual property or future revenue streams.
Until we can generate substantial product revenue, if ever, we expect to finance our operations through a combination of equity offerings, debt financings and license and development agreements in connection with any future collaborations. Other than amounts that may become payable to us under the SKBP License Agreement following the Closing (each as defined below) and amounts that may become payable to us under the Ono License Agreement (as defined below), we do not have any committed external source of funds. In the event we seek additional funds, we may raise additional capital through the sale of equity securities, including through our "at-the-market" equity program, or convertible debt securities. In such an event, our existing shareholders may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the holders of our common shares. Debt financing, if available, could result in increased fixed payment obligations and may involve agreements that include restrictive covenants, such as limitations on our ability to incur additional debt, make capital expenditures, acquire, sell or license intellectual property rights or declare dividends, and other operating restrictions that could hurt our ability to conduct our business.
Further, if we raise additional capital through collaborations, strategic alliances, or marketing, distribution, licensing or funding arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us.
Risks Related to Our Dependence on Third Parties
We have entered into, and may in the future enter into, additional collaborations or out-license agreements with third parties to develop and commercialize our product candidates. If these collaborations or out-license agreements are not successful, or if we are not able to establish or maintain these collaborations or out-license agreements on commercially reasonable terms, our business could be harmed.
In October 2026, Biohaven Pharmaceuticals, Inc. ("BPI"), a wholly-owned subsidiary of the Company entered into a Collaboration and License Agreement (the “Ono License Agreement”) with Ono Pharmaceutical Co., Ltd. ("Ono") under which Ono will obtain an exclusive license to develop and commercialize our MoDE™ pan IgG degrader portfolio, led by BHV-1300 and including next-generation follow-on degraders BHV-1310 and BHV-1320, in Japan, South Korea, Taiwan, and the countries of the Association of Southeast Asian Nations ("ASEAN").
Our product development programs and the potential commercialization of our product candidates will require substantial additional capital to fund expenses. For some of our product candidates, we have decided and may in the future decide to collaborate with pharmaceutical and biotechnology companies for the future development and potential commercialization of those product candidates. We also may choose to out-license product candidates at any time. Furthermore, we may find that our programs require the use of proprietary rights held by third parties, and the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. Collaboration arrangements and licenses are complex and time-consuming to negotiate, document, implement and maintain. We may not be successful in our efforts to establish and implement collaborations, licenses or other alternative arrangements, and the terms of any collaborations, licenses or other arrangements that we may establish may not be favorable to us.

We face significant competition in seeking appropriate collaborators, and a number of more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Whether we reach a definitive agreement for a collaboration or license will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration or license and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, competing or alternative products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator or licensee may also have the opportunity to collaborate on other product candidates or technologies for similar indications and will have to evaluate whether such a collaboration could be more attractive than one with us. We may also be restricted under existing license agreements from entering into agreements on certain terms with potential collaborators. Even if we are able to obtain a license to intellectual property of interest, we may not be able to secure exclusive rights, in which case others could use the same rights and compete with us.
The success of our collaboration arrangements or licenses will depend heavily on the efforts and activities of our collaborators. Collaborations and licenses are subject to numerous risks, including, for example, that the collaborators may not: adequately perform their obligations under the collaboration agreement; devote sufficient resources to the collaboration to ensure success; or agree with us on the strategy or tactical aspects of the collaboration.
If any such potential future collaborations do not result in the successful development and commercialization of product candidates, or if one of our future collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration or license agreement. For example, the SKBP License Agreement contemplates up to $150.0 million in one-time development and regulatory milestone payments, and the Ono License Agreement contemplates a $20.0 million milestone achievement payment, which is payable if Ono provides notice that it will continue with the development and commercialization of the licensed compounds. If we do not receive the funding we expect under these agreements, the development of our product candidates could be delayed, and we may need additional resources to develop our product candidates. In addition, if one of our future collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators, and the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization apply to the activities of our potential future collaborators.
In August 2026, Biohaven Bioscience Ireland Limited (“BBIL”), a wholly owned subsidiary of the Company, entered into a License Agreement (the “SKBP License Agreement”) with SK Biopharmaceuticals Co., Ltd. (“SKBP”). Pursuant to the SKBP License Agreement, effective upon the closing of the transactions contemplated thereby (the “Closing”), BBIL will grant SKBP an exclusive, royalty-bearing, worldwide license, with the right to grant sublicenses subject to the terms of the SKBP License Agreement, to Biohaven’s Kv7 ion channel platform, led by opakalim (BHV-7000), and other Kv7 compounds and products covered by the SKBP License Agreement. The applicable Hart-Scott-Rodino (“HSR”) waiting period for the SKBP License Agreement expired on October 28, 2026, next allowing for completion of remaining closing conditions. If the Closing occurs, the risks described in this risk factor, including risks that SKBP may not devote sufficient resources to, or may disagree with us regarding, the development and commercialization of the licensed product candidates, or may terminate its agreement with us, will apply to our relationship with SKBP.
If our collaboration with SKBP is not successful, we may not realize the upfront, milestone and royalty payments we expect under the SKBP License Agreement for our Kv7 platform, including opakalim.
In August 2026, BBIL entered into the SKBP License Agreement. Pursuant to the SKBP License Agreement, effective upon the Closing, BBIL will grant SKBP an exclusive, royalty-bearing, worldwide license to our Kv7 ion channel platform, including opakalim. Our control over the amount and timing of resources that SKBP dedicates to the development and commercialization of the licensed products is limited, and our ability to receive the $400.0 million upfront payment, up to $150.0 million in development and regulatory milestone payments and royalties will depend on SKBP's performance. SKBP may terminate the SKBP License Agreement, which it may do in whole or in part for convenience upon specified prior written notice, in which case we may not receive any of the payments contemplated by the SKBP License Agreement after termination and our contingent obligations to Knopp under the MIPA would revert to us. We will also continue to conduct the ongoing RISE 2 and RISE 3 studies and NDA preparation subject to approved budgets and would be subject to restrictions on our Kv7 activities. In addition, many of the risks relating to collaborations and out-licenses described above under the caption “We have entered into, and may in the future enter into, additional collaborations or out-license agreements with third parties to develop and commercialize our product candidates. If these collaborations or out-license agreements are not successful, or if we are not able to establish or maintain these collaborations or out-license agreements on commercially reasonable terms, our business could be harmed” would also apply to this collaboration with SKBP.
Risks Related to Our Intellectual Property
We are dependent on licensed intellectual property in our business. If we are unable to obtain licenses from third parties on commercially reasonable terms or lose our rights to such licensed intellectual property, or if our rights are determined to be narrower than we understand them to be, we may not be able to continue developing or commercializing our product candidates.
We are a party to a number of license agreements under which we are granted or grant rights to intellectual property that are important to our business, including, for example, an agreement with ALS Biopharma and Fox Chase Chemical Diversity Center, Inc., pursuant to which we were assigned intellectual property rights relating to troriluzole; a license agreement with Yale, pursuant to which we were granted certain patent rights to develop and commercialize riluzole-based products; another license agreement with Yale pursuant to which we acquired exclusive, worldwide rights to Yale's intellectual property directed to its MoDE platform; a license agreement with Highlightll, pursuant to which we were granted exclusive rights to develop and commercialize Highlightll’s brain penetrant dual TYK2/JAK1 inhibitor program; a license agreement with Bristol Myers Squibb, pursuant to which we were granted exclusive rights to develop and commercialize taldefgrobep alfa; a license agreement with KU Leuven, pursuant to which we were granted an exclusive license to develop and commercialize the TRPM3 antagonist platform; a license agreement with GeneQuantum pursuant to which we acquired exclusive worldwide rights, excluding China, to develop and commercialize BHV-1510; a license agreement with GeneQuantum and Aimed pursuant to which we acquired exclusive worldwide rights to develop and commercialize BHV-1530; and the Ono License Agreement, pursuant to which we granted Ono an exclusive license to develop and commercialize our MoDE™ pan IgG degrader portfolio in Japan, South Korea, Taiwan, and the countries of the Association of Southeast Asian Nations ("ASEAN"). We may enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations, such as non-compete periods for certain collaboration targets and rights of first negotiation for development of certain programs. Typically, in our licenses, we have control over the filing, prosecution, maintenance and enforcement of the licensed intellectual property in the countries where we are responsible for the development and commercialization. However, in some cases such as when we license our technology to others, we do not control prosecution of the licensed intellectual property, or do not have the first right to enforce such intellectual property. In those cases, we may not be able to adequately influence patent prosecution or enforcement, or prevent inadvertent lapses of coverage due to failure to pay maintenance fees.
If we fail to comply with any of our obligations under a current or future license agreement, the licensor or licensee may allege that we have breached our license agreement, and may seek to terminate our license. Termination of any of our current or future licenses could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop, manufacture or commercialize a product candidate or product, if approved, as well as harm our competitive business position and our business prospects. Under some license agreements, termination may also result in the transfer of or granting of rights under certain of our intellectual property and information related to the product candidate being developed under the license, such as regulatory information. If our licensors fail to comply with their obligations under these agreements, such as, for example, by failing to maintain or enforce patents licensed to us, exclusivity relating to the products covered by the license may be diminished or lost. Our rights under license agreements could be determined to be narrower than we understand them to be. Also, if it is found that our licensors were not the original inventors of the licensed intellectual property, or were not the first to file patent applications, then we may lose rights to the licensed intellectual property.
Licensing of intellectual property is important to our business and involves complex legal, business and scientific issues. Disputes between us and our licensors or licensees have arisen and may arise in the future. For example, disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:
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
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101	The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
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
Dated: October 29, 2026
	By:	/s/ Vlad Coric, M.D.
Vlad Coric, M.D.
Chief Executive Officer
(On behalf of the Registrant and as the Principal Executive Officer)

	By:	/s/ Matthew Buten
Matthew Buten
Chief Financial Officer
(Principal Financial Officer)